Form 10KSB40
period 1998-12-31
MARINE BANCSHARES INC
filed 1999-03-31
CIK 1047136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------


                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

                             Commission file number

                             MARINE BANCSHARES, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


          FLORIDA                                                 65-0729764
--------------------------------------------  ----------------------------------
(State or Other Jurisdiction of                                (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

501 GOODLETTE ROAD NORTH, SUITE D-12, NAPLES, FLORIDA              34102
----------------------------------------------------------  --------------------
   (Address of principal executive offices)                      (Zip Code)

                                 (941) 434-0441
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

                                                      Name of each exchange
Title of each class                                    on which registered
       NONE                                                   NONE
------------------------------------  ------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                    COMMON SHARES, $0.01 PAR VALUE PER SHARE
            -------------------------------------------------------
                                 Title of class

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes               No  X
    ----             ----

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year. $3,525

         Aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 15, 1999:

$8,937,020

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 1,150,000

         Transitional Small Business Disclosure Format (check one):
Yes           No   X
    ----        ----

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements in this Annual Report on Form 10-KSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to the financial condition and prospects, lending risks, Year 2000 readiness, plans for future business development and marketing activities, capital spending and financing sources, capital structure, the effects of regulation and competition, and the prospective business of both the Company and the Bank. Where used in this Prospectus, the words "anticipate," "believe," "estimate," "expect," "intend," and similar words and expressions, as they relate to the Company or the Bank or their respective managements, identify forward- looking statements. Such forward-looking statements reflect the current views of the Company and are based on information currently available to the management of the Company and the Bank and upon current expectations, estimates, and projections about the Company and its industry, management's beliefs with respect thereto, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to: (i) significant increases in competitive pressure in the banking and financial services industries; (ii) changes in the interest rate environment which could reduce anticipated or actual margins; (iii) changes in political conditions or the legislative or regulatory environment; (iv) general economic conditions, either nationally or regionally (especially in southwest Florida), becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
(v) changes occurring in business conditions and inflation; (vi) changes in technology; (vii) changes in monetary and tax policies; (viii) changes in the securities markets; and (ix) other risks and uncertainties detailed from time to time in the filings of the Company with the Commission.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         The Company was incorporated under the laws of the State of Florida on January 23, 1997 ("Inception"), primarily to serve as a bank holding company for Marine National Bank of Naples, a national bank (in organization) to be located in Naples, Florida (the "Bank"). Neither the Company nor the Bank has commenced any active business operations. On February 4, 1999, the Company completed the initial public offering of 1,150,000 of its common shares at an offering price of $10 per share (the "Offering"). The Company has used a portion of the net proceeds from the Offering to repay notes issued in connection with funds borrowed to finance organizational expenses, and will use the balance of such proceeds to purchase all of the capital stock of the Bank, and for general corporate purposes. The Company and the Bank have filed applications with all necessary bank regulatory agencies. On December 16, 1998, the Office of the Comptroller of the Currency (the "OCC") approved the Bank's charter application, subject to certain terms and conditions specified in such approval. On January 15, 1999, the Federal Deposit Insurance Corporation ("FDIC") approved the Bank's application for deposit insurance, subject to certain terms and conditions. On March 22, 1999, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") approved the Company's application to become a bank holding company by acquiring the Bank, subject to certain terms and conditions (the "FRB Approval"). Pursuant to the FRB Approval, such acquisition may not be consummated before April 6, 1999. Although no assurances can be given, the Company expects to satisfy all conditions for organizing the Bank and to open the Bank for business during the second quarter of 1999, or as soon thereafter as practicable.

         The Bank is being formed by local business persons who have identified the need for a consumer-oriented independent community bank in Collier County, Florida to serve its growing population and expanding business base. In recent years, the banking industry in Collier County has experienced substantial consolidation, and large bank holding companies, headquartered outside of southwest Florida, have acquired a significant number of financial institutions that were previously locally-owned and managed. This consolidation has been followed by numerous pricing changes, the dissolution of local boards of directors, changes in management and branch personnel and, in the perception of the Company, a decline in the level of personal customer service. It is the Company's belief that the large banking institutions located in this area are inflexible, slow in their decision-making process, and are not currently meeting the banking needs of individuals and small-to-medium sized businesses. The Company believes that, as a result of this industry consolidation, there is an opportunity to build a profitable banking business through the establishment of a local banking institution operated by local business persons and by experienced banking personnel who are familiar with the community and are dedicated to providing fast, efficient, and personalized service to the market area. Consistent with this objective, the Bank has attracted and intends to seek additional experienced bank personnel, most of whom are expected to reside in the area, who will know the Bank's customers and will be able to provide them with personalized service. Further, the Boards of Directors of both the Company and the Bank are comprised of local business persons who will actively promote the Bank in the community. The Bank will be one of only four locally managed community banks with its main office located in western Collier County.

         The Bank intends to be a full service commercial bank. The business of the Bank will consist of attracting deposits from the general public in the Bank's primary service area (the "PSA") and using those deposits, together with funds derived from other sources, to originate a variety of commercial, consumer, and residential real estate loans. While the Bank anticipates that its lending activities will include residential real estate and consumer loans, it expects to focus its efforts on lending relationships with small to medium-sized businesses. The Bank focuses on the smaller commercial customer because management believes that this segment offers the greatest concentration of potential business. Also, the small to mid-size commercial market segment has historically shown a willingness to borrow and carry larger balances. Finally, the Company believes that this market segment tends to be more loyal in its banking relationships. The Bank intends to offer a full range of deposit services that are typically available at most banking institutions, including personal and business checking accounts, senior checking accounts, interest-bearing checking accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates will be tailored to the principal market area at rates competitive to those offered in the area. In addition, retirement accounts such as Individual Retirement Accounts (up to applicable limits) will be made available. The Bank's deposits will be insured up to applicable limits by the FDIC. The Bank also intends to offer commercial loans, consumer installment loans, real estate loans, construction loans, second mortgage loans (including home equity loans), and lines of credit. Commercial loans will include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of machinery and equipment. Consumer loans will include secured and unsecured loans for financing automobiles, boats, home improvements and personal investments. Other services the Bank is expected to offer will include ATM and debit cards with access to local and state networks, official bank checks and money orders, travelers checks, bank by mail, safe deposit boxes, wire transfers, direct deposit of payroll and social security checks, automatic drafts for various accounts, VISA and MasterCard credit cards, and U.S. Savings Bonds. The Bank does not anticipate initially providing fiduciary services or Internet-based services. The need for such services, however, will be reviewed periodically for possible future inclusion among the Bank's products and services.

         The revenues of the Bank will be primarily derived from interest on, and fees received in connection with, commercial, real estate, and other loans, from the sales of loans, and from interest on and dividends from investment securities and short-term investments. The principal sources of funds for the Bank's lending activities will be its deposits, amortization and repayment of loans, sales of loans, and the sale of investment securities. The principal expenses of the Bank will be the interest paid on deposits and operating and general administrative expenses.

         The Company was organized to facilitate the Bank's ability to serve its future customers' requirements for financial services. The holding company structure is expected to provide flexibility for expansion of the Company's banking business through the possible acquisition of other financial institutions and the provision of additional banking and non-banking related services, which the traditional commercial bank cannot provide under present laws. Further, the Company may borrow funds, subject to capital adequacy guidelines of the Federal Reserve Board, invest in capital instruments of the Bank and otherwise raise capital in a manner which is unavailable to the Bank under existing banking regulations. The net proceeds of the Offering remaining after the Company capitalizes the Bank will initially be invested by the Company in investment grade securities, as permitted under federal banking law, and held by the Company as working capital, for general corporate purposes, and to pay operating expenses.

         As is the case with banking institutions generally, the Bank's operations will be materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Federal Reserve Board and the FDIC. Deposit flows and cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds.

         The Company's primary initial focus will be the development of the Bank's business from a single office location. As warranted, the Company will consider diversifying its activities over time to include additional services and banking locations. The Company has no present plans to acquire or establish any operating subsidiaries other than the Bank. It is expected, however, that the Company may make acquisitions in the future if the Company becomes profitable and such acquisitions are deemed to be in the best interests of the Company and its shareholders. Such acquisitions, if any, will be subject to certain regulatory approvals and requirements. See "Supervision and Regulation."

MARKET AREA AND COMPETITION

         Competition in the Bank's market area is intense, and market share is fragmented among a number of financial institutions. According to statistics compiled by the FDIC, as of June 30, 1998 approximately 21 financial institutions with a total of 91 branches were located in Collier County. The Bank will also encounter competition from finance companies, insurance companies, mortgage companies, securities brokerage firms, money market and mutual funds, loan production offices, and other providers of financial services. Most of the Bank's competitors have been in business for many years, have established customer bases, are substantially larger, have substantially larger lending limits than the Bank and can offer certain services, including multiple branches and international banking services, that the Bank will be able to offer only through correspondent banks, if at all. In addition, most of these entities have greater capital resources than the Bank that, among other things, may allow them to price their services at levels more favorable to clients and to provide larger credit facilities than the Bank. The Company anticipates that the Bank's legal lending limit of approximately $1,220,000 will be adequate to satisfy the credit needs of most of its customers and that the needs of its clients in excess of this amount will be met through loan participation arrangements with correspondent banks and others; however, there can be no assurance that the Bank will be successful in arranging loan participations that will be both competitive with the products offered by competitors of the Bank and advantageous to the Bank.

         The Company believes that its personal service strategy will enhance the Bank's ability to compete favorably by attracting individuals and local businesses. The Bank will delegate appropriate authority to its personnel to deal effectively and in a timely fashion with customer service needs. The Bank expects to compete for loans principally through the type of loans offered, interest rates, loan fees, and the quality of the service it will provide. The Bank will actively solicit deposit-related customers and will compete for deposits by offering customers personal attention, professional services and competitive interest rates.

PRIMARY SERVICE AREA

         The Bank's proposed PSA will be the western portion of Collier County, Florida, which is located on the southwest coast of Florida. Included in this area are the cities of Naples and Marco Island. Naples serves as the county seat of Collier County and is located 35 miles south of Ft. Myers, Florida and about 120 miles west of Miami, Florida.

BANK LOCATION AND FACILITIES

         The proposed main office of the Bank is located in the northern sector of Naples at the northwest corner of Airport Pulling Road and Vanderbilt Beach Road. Based on 1997 traffic counts, the intersection ranks as the third busiest in the county. This particular section of Collier County has been recognized as a primary growth area for residential and commercial development and is expected to be a hub of Naples within the next five years.

         The Company is party to a lease (the "Lease") with Gulf Coast Commercial Corporation, an unaffiliated third party real estate development company that will construct a multi-story office building of which the Bank will occupy approximately 7,500 square feet of space on two floors, consisting of a lobby, executive and customer service offices, teller stations and vault operations. The property will also contain a drive-through facility of four lanes and adequate paved parking for customers and employees. The term of the Lease will be ten years beginning on the earlier of (i) thirty days after the lessor thereunder receives a certificate of occupancy for the building, and (ii) the date the Bank opens for business. Under the Lease, the Company has two options to renew the Lease term, each for a five year period. The annual base rental amounts for the first and second years of the Lease term will be $159,000 and $189,000, respectively, with automatic increases for each year of the term thereafter of between 3% and 6%, based upon increases in the Consumer Price Index. Additional rental amounts will be due for the use of certain common areas and other items. The Company expects that this facility will be completed and available for the Bank's use in the second quarter of 1999.

         Major construction projects are also underway within close proximity to the Bank's proposed main office. Commercial sites are planned for the three other corners of the Bank's intersection. In addition, North Collier Community Hospital has opened a 100-bed facility 2.5 miles from the proposed Bank site. The Cleveland Clinic, approximately 3 miles from the Bank, is constructing a 70-bed medical unit on the corner of I-75 and Pine Ridge Road. The Ritz Carlton has publicly announced that it will begin construction during 1999 on a second resort property in Naples. The luxury hotel chain plans to establish a 295-room golf lodge on the northeast corner of Airport Pulling Road and Vanderbilt Beach Road Extension, across from the Bank site. Management believes that this $35 million project will add significantly to the prestige of the area, as well as potential bank customers through increased employment levels and traffic patterns.

         Adjoining the proposed Bank site, Pelican Bay Development Inc. has publicly disclosed its plans to build an upscale mall that will become a major addition to Pelican Marsh Golf & C.C., a very high-end residential community. Within a five mile radius of the Bank are four major shopping centers that occupy over 600,000 square feet of space and serve the surrounding affluent communities.

ECONOMIC AND DEMOGRAPHIC FACTORS

         Collier County, Florida had an estimated year-round population for 1998 of 203,000 residents, the vast majority of whom live in the western portion of the county. According to Enterprise Florida, Inc., Department of Research, the county's population rises each year by approximately one-third during the winter season (November through April). According to information published by the Collier County Economic Development Council, 28.4 residential building permits per 1,000 residents were issued in the Naples area during 1997, ranking the Naples area first in the country in number of building permits issued per capita. Based upon a study conducted by the University of Florida Bureau of Economic and Business Research, the Southwest Florida region has been, and is expected to continue to be, one of the fastest growing regions in the United States.

         Collier County has a diverse commercial and residential environment with upscale resort areas, commercial office parks, residential developments, shopping centers and entertainment areas. Collier County is located south of Lee County and 30 minutes from the Southwest Florida International Airport, which has a large number of daily domestic and international flights. The City of Naples is easily accessible from the major cities of Florida through a modern, well-maintained federal and state superhighway system. Tourism is a contributing factor to the growth of Collier County. Located at the gateway to the Everglades, Naples is a popular eco-travel destination. Young professionals and wealthy retirees are among the many residents attracted to this area by its quality of life and mild climate.

         Between 1980 and 1990, the population of Collier County almost doubled, from 85,971 to 152,099, and, in the last seven years, the population has grown by another 50,901 to the current estimate of 203,000, according to information compiled by Enterprise Florida, Inc., Department of Research. It is projected by Enterprise Florida, Inc. and the University of Florida Bureau of Economic and Business Research that the population of Collier County will be 315,900 by the year 2015. Also, according to the University of Florida, the median age in Collier County in 1995 was 42.5 years.

         According to statistics of the U.S. Department of Housing and Urban Development, in 1995 the median family income in Collier County was $48,800 and, according to data compiled by the Collier County Economic Development Council, the 1995 average household effective buying income was $55,928, both figures being the highest in the State of Florida. Based on data compiled by the Collier County Economic Development Council, the 1996 median value of a single family home in Collier County was $136,483.

         Collier County's economic base is built on services, retail trade, tourism, agriculture, government and construction. Historically, employment within the county has been seasonal and associated with the seasonally based tourist economy and the return of part-year residents during the winter months. In 1997, the unemployment rate for Collier County was 6.0%, higher than the national average of 5.4% and the Florida average of 5.1%. Growth in the county's labor force from 1985 to 1995 was 68.6%, which was significantly higher than the State of Florida's rate of 27.95%. The service industry is the largest employment segment with 31%, followed by retail trade with 24%, agriculture with 14%, government with 10%, and construction with 9%.

PRODUCTS AND SERVICES

         The Bank is being established to meet the local consumer and commercial financing needs of the residents and businesses of the Bank's PSA. Consequently, the Bank intends to aggressively seek creditworthy loans in this limited geographic area. The Bank will make commercial loans to small- to medium-sized businesses and professional concerns, consumer loans to individuals, primary and secondary mortgage loans for the acquisition or improvement of personal residences, and real estate related loans, including construction loans for residential and commercial properties.

         Although the Bank proposes to take a progressive and competitive approach to lending, it intends to stress high quality in its loans. To promote such quality lending, the Board of Directors of the Bank will adopt appropriate lending policies and procedures. Under these policies, a maximum lending authority will be established for each loan officer. Each loan request exceeding a loan officer's authority will be approved by one or more senior officers. On a monthly basis, the entire Board of Directors will review all loans made in the preceding month. In addition, a loan committee of the Board of Directors of the Bank will review larger loans for prior approval when the loan request exceeds the established limits for the senior officers. Because of the Bank's local focus, management believes that it can achieve quality control while still providing prompt and personal service.

         The Bank intends to maintain a continuous loan review process designed to promote early identification of credit quality problems. The Bank's credit review administrator will be responsible for conducting a continuous internal review which tests compliance with loan policy and documentation of all loans. Any past due loans and identified problem loans will be reviewed with the Board of Directors on a monthly basis.

         Under the regulations of the OCC, a national bank's total outstanding loans and extensions of credit, both secured and unsecured, to one borrower may not exceed 15% of the bank's capital and surplus, plus an additional 10% of the bank's capital and surplus if the amount that exceeds the 15% general limit is fully secured by readily marketable collateral, as defined in the regulations. Under these regulations, the Bank's initial general lending limit to one borrower will be approximately $1,220,000, plus an additional $810,000 for loans secured by readily marketable collateral. While the Bank expects generally to employ more conservative lending limits, the Board of Directors will have discretion to lend up to these legal limits.

         Commercial Loans. Commercial lending will be directed principally toward small to mid-sized businesses, including commercial real estate developers, whose demands for funds either fall within the legal lending limits of the Bank or can be satisfied through loan participations arranged by the Bank. The Bank intends to offer a variety of commercial loan services including term loans, lines of credit, and equipment receivables financing. A broad range of short-to-medium term commercial loans, both collateralized and uncollateralized, will be made available to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements), and the purchase of machinery and equipment. The purpose of a particular loan will determine its structure.

         The Bank's commercial loans are expected to be underwritten primarily on the basis of the borrower's ability to service such debt from income. As a general practice, the Bank expects to take as collateral a security interest in any available real estate, equipment, or other chattel, although such loans may be made on an uncollateralized basis. Secured working capital loans are expected to be primarily collateralized by short term assets, whereas term loans are expected to be collateralized primarily by long term assets.

         Unlike residential mortgage loans, which are generally made on the basis of the borrower's ability to make repayment from his employment and other income and which are collateralized by real property whose value tends to be easily ascertainable, commercial loans are typically made on the basis of the borrower's ability to make repayment from the cash flow of its business and are generally collateralized by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans, which may depreciate over time, occasionally cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business. Risks associated with these loans can be significant and include, but are not limited to, fraud, bankruptcy, economic downturns, deteriorated or non-existing collateral, customer financial problems, and changes in interest rates.

         Residential Real Estate Loans. The Bank will make real estate loans, consisting primarily of one to four-unit family structures. The loans, which will generally be long-term, will have either fixed or variable interest rates. It will be the Bank's general policy to retain all variable interest rate mortgage loans in the Bank's loan portfolio and to sell all fixed rate loans in the secondary market. This policy will be subject to review by management and the Bank's Board of Directors as a result of changing market and economic conditions and other relevant factors.

         Retention of variable interest rate loans in the Bank's loan portfolio is expected to reduce the Bank's exposure to fluctuations in interest rates. However, such loans generally pose credit risks different from the risks inherent in fixed rate loans, primarily because as interest rates rise the underlying payments from the borrowers rise, thereby increasing potential for default.

         Additionally, the Bank will make residential construction loans for one to four-unit family structures. The Bank will require a first lien position on the land associated with the construction project and will offer these loans to homeowners and qualified builders. Loan disbursements will require on-site inspections to assure the project is on budget and that the loan proceeds are being used for the construction project and not diverted to another project. The loan-to-value ratio for such loans will generally be 80% of the lower of as-built appraised value or project cost, and will be a maximum of 90% if the loan is amortized. To be eligible for a residential construction loan, a borrower must be pre-qualified for permanent financing.

         Consumer Loans. The Bank plans to make consumer loans, consisting primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvements, second mortgages, home equity lines of credit, and investments. Consumer loans will be attractive to the Bank because they typically have a shorter term and carry higher interest rates than that charged on other types of loans. Consumer loans, however, do pose additional risks of collectibility when compared to traditional types of loans granted by commercial banks such as residential mortgage loans. In many instances, the Bank will be required to rely on the borrower's ability to repay since the collateral may be of reduced value at the time of collection. Accordingly, the initial determination of the borrower's ability to repay is of primary importance in the underwriting of consumer loans. Additional risks associated with consumer loans include, but are not limited to, fraud, deteriorated or non-existent collateral, general economic downturn, customer financial problems, and changes in interest rates.

         Deposits. The Bank plans to attract deposits by offering a broad array of competitively priced deposit services, including personal and business checking accounts, senior checking accounts, interest-bearing checking accounts, regular savings accounts, money market deposits (transaction and investment), certificates of deposit, retirement accounts, and other deposit or fund transfer services as permitted by law or regulation and required to remain competitive in the Bank's market. The Bank intends to seek deposits through an aggressive marketing plan in its overall service area, a broad product line, and competitive services. The primary sources of deposits will be residents and businesses located in the Bank's PSA, attracted through personal solicitation by the Bank's officers and directors, direct mail solicitations, and advertisements published in the local media.

         Other Bank Services. Management of the Bank intends to establish and provide other bank services, such as loans in excess of the Bank's lending limits, through relationships with correspondent banks and other third party service providers. There can be no assurance, however, that the Bank will be successful in establishing such relationships.

INVESTMENTS

         Funds generated by the Bank as a result of increases in deposits, decreases in loans, or otherwise which are not immediately used by the Bank will be invested in securities to be held in the investment portfolio. Such investments are expected to consist primarily of obligations of the United States (or obligations guaranteed as to principal and interest by the United States) and other investment grade securities, in compliance with the laws and regulations applicable to national banks. The investment portfolio will be structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment.

ASSET/LIABILITY MANAGEMENT

         The Bank intends to manage its assets and liabilities to provide an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity, and adequate liquidity. These management functions will be conducted within the framework of written loan and investment policies, which the Bank intends to adopt. The Bank will attempt to maintain a balanced position between rate sensitive assets and rate sensitive liabilities.

DATA PROCESSING

         Data processing services will be purchased on a contract basis, reducing the number of persons otherwise required to handle the operational functions of the Bank. The Bank is in the process of discussing arrangements with potential data processing providers.

EMPLOYEES

         Upon commencement of operations, the Bank is expected to have approximately 19 full time- equivalent employees. The Company is not expected to have any employees who are not also employees of the Bank. At present, the Company's only full-time employees are Mr. Richard E. Horne and Mr. Sidney T. Jackson.

         The Bank intends to hire additional officers and employees prior to commencement of the Bank's operations. The Bank plans to employ as officers and employees primarily persons from the Naples area who have substantial experience and proven records in banking. The Bank plans to pay competitive salaries to attract and retain such officers and employees.

SUPERVISION AND REGULATION

GENERAL

         The Company and the Bank will operate in a highly regulated environment, and the business activities of the Company are, and, upon its formation, those of the Bank will be, supervised by a number of regulatory agencies, including the Federal Reserve Board, the OCC, the FDIC, and the Florida Department of Banking and Finance (the "Banking Department").

         The following is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank. This summary is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation, and examination of the Company and the Bank by the bank regulatory agencies are intended primarily for the protection of the Federal Deposit Insurance Fund and the Bank's depositors rather than shareholders of the Company. The Company plans to comply, and to cause the Bank to comply, with all of the statutes and regulations described herein as may be applicable to them from time to time.

         The Company will be regulated by the Federal Reserve Board under the federal Bank Holding Company Act of 1956 (the "BHCA"), which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, or before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, the Company may be required to provide financial support to its subsidiary bank at a time when, absent such Federal Reserve Board policy, the Company would not deem it advisable to provide such assistance.

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which became effective in November 1994, the restrictions on interstate acquisitions of banks by bank holding companies were repealed as of September 29, 1995, such that the Company and any other bank holding company located in Florida is able to acquire a bank located in any other state, and a bank holding company located outside Florida can acquire any Florida-based bank, in either case subject to certain deposit percentage and other restrictions. Beginning on June 1, 1997, the legislation provides that unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies will be able to consolidate their multi-state bank operations into a single bank subsidiary and to branch on an interstate basis. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. Florida does not permit de novo branching by an out-of-state bank. Therefore, the only method by which an out-of-state bank or bank holding company may enter Florida is through an acquisition. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws.

         A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies. Effective April 21, 1997, the Federal Reserve Board revised and expanded the list of permissible non-banking activities, which now includes the following: extending credit and servicing loans; acting as investment or financial advisor to subsidiaries and certain outside companies; leasing personal and real property or acting as a broker with respect thereto; providing management and employee benefits consulting and career counseling services to nonaffiliated banks and nonbank depository institutions; operating certain nonbank depository institutions; performing certain trust company functions; providing certain agency transnational services, including securities brokerage services, riskless principal transactions, private placement services, and acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to certain limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing check-guaranty, collection agency and credit bureau services; engaging in asset management, servicing and collection activities; providing real estate settlement services; acquiring certain debt which is in default; underwriting and dealing in obligations of the United States, the states and their political subdivisions; engaging as a principal in foreign exchange trading and dealing in precious metals; providing other support services such as courier services and the printing and selling of checks; and investing in programs designed to promote community welfare.

         In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition and gains in efficiency that outweigh the possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest and unsound banking practices. Generally, bank holding companies are required to obtain the prior approval of the Federal Reserve Board to engage in any new activity not previously approved by the Federal Reserve Board. The Company has no current plans to engage in any business other than the business of owning and controlling the Bank.

         The Bank, as a subsidiary of the Company, is subject to restrictions under federal law in dealing with the Company and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

         Loans and extensions of credit by national banks are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person if the loans and extensions of credit are not fully secured by collateral having a market value at least equal to their face amount. In addition, a national bank may grant loans and extensions of credit to a single person in an amount up to 10% of its unimpaired capital and surplus, provided that the transactions are fully secured by readily marketable collateral having a market value, determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. This 10% limitation is separate from, and in addition to, the 15% limitation for unsecured loans. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions. Such exceptions include certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of bankers' acceptances, loans secured by documents of title, loans secured by U.S. obligations and loans to or guaranteed by the federal government.

CAPITAL ADEQUACY REQUIREMENTS

         Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the OCC. The Federal Reserve Board and the OCC have issued risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis. The OCC's risk capital guidelines apply directly to national banks regardless of whether they are subsidiaries of a bank holding company. Both agencies' requirements (which are substantially similar), provide that banking organizations must have capital equivalent to 8% of weighted risk assets. The risk weights assigned to assets are based primarily on credit risks. Both the Federal Reserve Board and the OCC have also implemented new minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of 3% "Tier 1" capital to total assets (net of goodwill). Tier 1 capital includes common shareholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain intangible assets.

         The OCC's guidelines provide that intangible assets are generally deducted from Tier 1 capital in calculating a bank's risk-based capital ratio. However, certain intangible assets which meet specified criteria ("qualifying intangibles"), such as mortgage servicing rights, are retained as a part of Tier 1 capital. The OCC currently maintains that only mortgage servicing rights and purchased credit card relationships meet the criteria to be considered qualifying intangibles. The OCC's guidelines formerly provided that the amount of such qualifying intangibles that may be included in Tier 1 capital was strictly limited to a maximum of 25% of total Tier 1 capital. The OCC has amended its guidelines to increase the limitation on such qualifying intangibles from 25% to 50% of Tier 1 capital and further to permit the inclusion of purchased credit card relationships as a qualifying intangible asset.

         In addition, the OCC has adopted rules which clarify treatment of asset sales with recourse not reported on a bank's balance sheet. Among assets affected are mortgages sold with recourse under Federal National Mortgage Association, Federal Home Loan Mortgage Corporation and Federal Farm Credit Bank programs. The rules clarify that even though those transactions are treated as asset sales for bank Call Report purposes, those assets will still be subject to a capital charge under the risk-based capital guidelines.

         Both the risk-based capital guidelines and the leverage ratio are minimum requirements, applicable only to top-rated banking institutions. Institutions operating at or near these levels are expected to have well diversified risk, high asset quality, high liquidity, good earnings and in general, have to be considered strong banking organizations rated composite 1 under the CAMEL rating system for banks. Institutions with lower ratings and institutions with high levels of risk or experiencing or anticipating significant growth would be expected to maintain ratios 100 to 200 basis points above the stated minimums.

         The OCC, the Federal Reserve Board and the FDIC have adopted regulations revising their risk- based capital guidelines to ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. Under the new regulations, when evaluating a bank's capital adequacy, the agency's capital standards now explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. Concurrently, the agencies issued a joint policy statement, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

         The Federal Reserve Board's regulations provide that the foregoing capital requirements will generally be applied on a bank-only (rather than a consolidated) basis in the case of a bank holding company with less than $150 million in total consolidated assets. Nonetheless, the Company's risk-based capital ratio and leverage ratio, in each case as calculated on a consolidated basis under the Federal Reserve Board's capital guidelines, currently exceed these requirements.

PROMPT CORRECTIVE ACTION

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), enacted on December 19, 1991, provides for the development of a regulatory monitoring system requiring prompt corrective action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the FDICIA does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The FDICIA creates five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the FDICIA and which will be used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., holding companies) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

         As an institution's capital levels decline, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

         In order to comply with the FDICIA, the Federal Reserve Board, the OCC and the FDIC have adopted regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting criteria, interest rate exposure, asset growth, and compensation, fees and benefits.

         In response to the directive issued under the FDICIA, the regulators have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the FDICIA. The following table reflects the capital thresholds:


                                                       TOTAL RISK-          TIER 1 RISK-          TIER 1
                                                      BASED CAPITAL        BASED CAPITAL         LEVERAGE
                                                         RATIO                 RATIO              RATIO
Well capitalized (1).............................         >=10%                 >=6%              >=5%
Adequately Capitalized (1).......................          >=8                  >=4               >=4(2)
Undercapitalized (4).............................           <8                   <4                <4(3)
Significantly Undercapitalized (4)...............           <6                   <3                <3
Critically Undercapitalized......................          --                   --                <=2(5)

----------
(1) An institution must meet all three minimums.
(2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) <3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(4) An institution falls into this category if it is below the specified capital level for any of the three capital measures.
(5) Ratio of tangible equity to total assets.

         In addition, in its application to the OCC to obtain a national bank charter and in its application to the FDIC to obtain federal deposit insurance, the Bank represented that it intends to maintain a Tier 1 capital ratio of at least 8% for the first three years of its operation. The Company intends to comply with the FDICIA.

         The scope of regulation and permissible activities of the Company and the Bank is subject to change by future federal and state legislation. In addition, regulators sometimes require higher capital levels on a case-by-case basis based on such factors as the risk characteristics or management of a particular institution. The Company and the Bank are not aware of any attributes of their operating plan that would cause regulators to impose higher requirements.

OTHER REGULATION

         FDIC. The deposits of customers with the Bank will be insured by the FDIC to the fullest extent provided by law. The major functions of the FDIC with respect to insured banks include paying depositors in the event an insured bank is closed because of its inability to meet the demands of depositors, acting as a receiver of insured banks placed in receivership, and preventing the continuance or development of unsafe and unsound banking practices. In addition, the FDIC is authorized to examine national banks whenever it deems such examination necessary to determine the condition of the institution for insurance purposes. The FDIC also approves conversions, mergers, consolidations and assumption of deposit liability transactions between insured banks and non-insured banks or institutions.

         Dividends. The Bank will be restricted in its ability to pay cash dividends to the Company under the national banking laws and by regulations of the OCC. Pursuant to 12 U.S.C. Section 56, a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. Payments of dividends out of undivided profits is further limited by 12 U.S.C. Section 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus not less than 1/10 of the Bank's net income of the preceding two consecutive half-year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. Section 60(b), the approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.

         The OCC has enacted regulations concerning the level of allowable dividend payments by national banks. The intended effect of these regulations is to make the calculation of national banks' dividend-paying capacity consistent with generally accepted accounting principles (GAAP). In this regard, the allowance for loan and lease losses is not considered an element of either "undivided profits then on hand" or "net profits." Further, a national bank may be able to use a portion of its capital surplus account as "undivided profits then on hand," depending on the composition of that account.

         CRA and Fair Lending. On April 19, 1995, the federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act of 1977 (the "CRA"), which are intended to set distinct assessment standards for financial institutions. The revised regulation contains three evaluation tests: (a) a lending test which will compare the institution's market share of loans in low to moderate-income areas to its market share of loans in its entire service area, (b) a services test which will evaluate the provision of services that promote the availability of credit to low- and moderate-income areas, and (c) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulation is designed to provide regulators, institutions and community groups with an objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, when evaluation under streamlined procedures began for institutions with assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion.

         Congress and the federal agencies responsible for implementing the nation's fair lending laws, which include the Department of Housing and Urban Development, the Federal Trade Commission, and the Department of Justice in addition to the federal banking agencies, have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions which it determined had engaged in discriminatory lending, seeking fines and restitution for borrowers who allegedly suffered from these practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

         On March 8, 1994, the federal agencies, in an effort to clarify what constitutes lending discrimination and to specify the factors the agencies will consider in determining if lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Credit Opportunity Act of 1974 and the Fair Housing Act of 1968. In the policy statement, three methods of proving lending discrimination were identified: (a) overt evidence of discrimination, when a lender blatantly discriminates on a prohibited basis, (b) evidence of disparate treatment, when a lender treats applicants differently based on a prohibited factor even where there is no showing that the treatment was motivated by prejudice or a conscious intention to discriminate against a person, and (c) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

         FDIC Insurance Assessments. The Bank will be subject to FDIC deposit insurance assessments for the Bank Insurance Fund ("BIF"). The FDIC has implemented a risk-based assessment system under which banks are assessed on a sliding scale depending on their placement in nine separate supervisory categories. Recent legislation provides that BIF insured institutions, such as the Bank, will share the Financial Corporation ("FICO") bond service obligation. Previously, only financial institutions (typically thrifts) insured under the Savings Association Insurance Fund ("SAIF") were obligated to contribute to the FICO bond service. As of the most recent BIF semiannual assessment period, December 31, 1998, BIF insured financial institutions paid federal deposit insurance assessments ranging from zero cents ($0.0) per $100 of BIF insured deposits, the rate for the healthiest and highest rated institutions, to twenty-seven cents ($0.27) per $100 of BIF insured deposits, the rate for the lowest rated institutions. It is anticipated that initially the Bank will be in the highest rated category and thus, based on the most recent assessment period, pay no federal deposit insurance assessment. As of the June 30, 1998 FICO assessment adjustment date, BIF insured institutions were required to pay an annual FICO assessment, payable in quarterly installments, of one and twenty-sixth hundredths cents ($0.0126) per $100 of insured deposits.

         Future Requirements. Statutes and regulations may be proposed containing wide-ranging measures for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or in what form any proposed statutes or regulations will be adopted or the extent to which the business of the Company and the Bank may be affected by such statutes or regulations.

FLORIDA BUSINESS CORPORATION ACT

         Dividends. The Company will be restricted in the payment of dividends by the Florida Act, which prohibits a corporation from making a distribution to its shareholders if, after giving effect to the distribution, the corporation would be unable to pay its debts as they become due in the usual course of business, or if the corporation's total assets would be less than the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution.

         Bank Holding Company Provisions. Florida does not impose additional statutory provisions on the Company because of the Company's status as a bank holding company.


ITEM 2.  DESCRIPTION OF PROPERTY

         The Company and the Bank currently maintain temporary offices located at 501 Goodlette Road North, Suite D-12, Naples, Florida 34102, pursuant to a month-to-month lease arrangement.

         The proposed main office of the Bank is located in the northern sector of Naples at the northwest corner of Airport Pulling Road and Vanderbilt Beach Road. The Company is party to a lease with Gulf Coast Commercial Corporation, an unaffiliated third party real estate development company that will construct a multi-story office building at such location, of which the Bank will occupy approximately 7,500 square feet of space on two floors, consisting of a lobby, executive and customer service offices, teller stations and vault operations. The property will also contain a drive-through facility of four lanes and adequate paved parking for customers and employees. The term of the Lease will be ten years beginning on the earlier of (i) thirty days after the lessor thereunder receives a certificate of occupancy for the building, and (ii) the date the Bank opens for business. Under the Lease, the Company has two options to renew the Lease term, each for a five year period. The annual base rental amounts for the first and second years of the Lease term will be $159,000 and $189,000, respectively, with automatic increases for each year of the term thereafter of between 3% and 6%, based upon increases in the Consumer Price Index. Additional rental amounts will be due for the use of certain common areas and other items. The Company expects that this facility will be completed and available for the Bank's use in the second quarter of 1999.


ITEM 3.  LEGAL PROCEEDINGS

         There are no pending legal proceedings to which the Company or the Bank is a party or to which any of their properties are subject, nor are there proceedings known to the Company to be contemplated by any governmental authority. There are no material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company is a party adverse to the Company or the Bank or has a material interest adverse to the Company or the Bank.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1998 to a vote of security holders of the Company.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION

         The Company's Common Shares began trading on the OTC Bulletin Board as of February 4, 1999, the closing date for the Company's initial public offering.

         HOLDERS OF COMMON SHARES

         As of March 15, 1999, the number of holders of record of the Company's Common Shares was 96.

         DIVIDENDS

         To date, the Company has not declared or paid any dividends on its Common Shares. As the Company and the Bank are both start-up operations, it is the policy of the Board of Directors of the Company to reinvest earnings for such period of time as is necessary to ensure the success of the operations of the Company and of the Bank. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.

         The source of dividends to the Company's shareholders, if any, in the future will depend primarily upon the earnings of the Bank and its ability to pay dividends to the Company, as to which there can be no assurance. The payment of dividends by the Bank is subject to a determination by the Bank's Board of Directors and will depend upon a number of factors, including capital requirements, regulatory limitations, the Bank's results of operations and financial condition, tax considerations, and general economic conditions.

         The Bank is restricted in its ability to pay dividends under the national banking laws and by regulations of the OCC. Pursuant to 12 U.S.C. ss. 56, a national bank may not pay dividends from its capital. In addition, no dividends may be paid in an amount greater than a national bank's undivided profits, subject to other applicable provisions of law. Payment of dividends out of undivided profits is further limited by 12 U.S.C. ss. 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its common capital, unless there has been transferred to surplus not less than 1/10 of the Bank's net income of the preceding two consecutive half-year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. ss. 60(b), the approval of the OCC is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

         RECENT SALES OF UNREGISTERED SECURITIES

         To facilitate the organization of the Company, on September 30, 1998 100 Common Shares, par value $.01 per share, were sold by the Company to Richard
E. Horne, President and Chief Executive Officer of the Company, for a total offering price of $100.00. The Company issued and sold such shares in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES

         On February 10, 1999, the Company completed an initial public offering of its Common Shares, $.01 par value per share. The underwriter in the Offering was Ashtin Kelly & Co. (the "Underwriter"). The

Common Shares sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form SB-2 (the "Registration Statement," registration number 333-39203). The Registration Statement was declared effective by the Securities and Exchange Commission on February 4, 1999.

         The Offering terminated on February 10, 1999 when the Underwriter purchased from the Company all 1,150,000 Common Shares registered under the Registration Statement. The Company registered a total of 1,150,000 shares at an offering price of $10.00 per share, for an aggregate price of the amount registered of $11,500,000.

         From the effective date of the Registration Statement to February 10, 1999, the Company paid an aggregate of $407,500 in underwriting discounts and commissions and underwriter expenses. In addition, the following table sets forth all expenses incurred in connection with the Offering, other than underwriting discounts and commissions. None of the amounts shown were paid directly or indirectly to any director, officer, or general partner of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or an affiliate of the Company.


Securities and Exchange Commission registration fee      $  5,243
NASD filing fee ...................................         2,225
Printing and engraving expenses ...................        32,301
Accounting fees and expenses ......................        52,575
Legal fees and expenses ...........................       103,000
Blue Sky fees and expenses ........................        35,739
Transfer Agent ....................................        16,100
Miscellaneous .....................................         2,694
                                                         --------
TOTAL .............................................      $249,877
                                                         ========

         After deducting underwriting discounts and commissions and the offering expenses described above, net proceeds to the Company from the Offering were approximately $10,842,623. Of this amount, the Company will infuse $9,000,000 into the Bank's capital. The remaining proceeds were applied or invested as follows (amounts are estimated):


Repayment of indebtedness...............................................................  $ 1,061,569
Temporary investments...................................................................      600,000
Working capital.........................................................................      181,054
                                                                                          -----------
Total...................................................................................  $ 1,842,623
                                                                                          ===========

         None of the net proceeds of the offering were paid directly or indirectly to any director, officer or general partner of the Company or their associates, persons owning ten percent or more of any class of equity securities of the Company, or an affiliate of the Company, except that the Company's directors Earl G. Hodges, William L. McDaniel, Jr., William J. Ryan, Donald W. Ketterhagen and Pierce T. Neese, who had advanced an aggregate of $50,000 to the Company, were repaid without interest, and an organizational loan held by Sidney T. Jackson, an organizer of the Company, was repaid according to its terms.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements, related notes and statistical information included elsewhere herein.

COMPLETION OF THE OFFERING.

         The Company was incorporated under the laws of the State of Florida on January 23, 1997 , primarily to serve as a bank holding company for Marine National Bank of Naples, a national bank (in organization). Since Inception, the Company filed with the SEC (and subsequently amended) a registration statement on Form SB-2 (the "Registration Statement") with respect to the initial public offering of 1,150,000 of its Common Shares at a price of $10 per share. The Offering was underwritten by Ashtin Kelly & Co. After the Registration Statement had been declared effective by the SEC on February 4, 1999, the Company closed the Offering on February 10, 1999 (the "Closing"). Net of selling expenses, the Company received $10,842,623 in the Offering.

         The Company has used the net proceeds of the Offering, among other things, to repay (i) approximately $657,046 in principal amount, accrued interest and fees with respect to certain organizational loans, (ii) approximately $50,000 in non-interest bearing advances from various of its directors, and (iii) approximately $354,523 in principal and accrued interest with respect to certain lines of credit from The Bankers Bank, Atlanta, Georgia, all of which borrowings had been obtained by the Company in order to fund its start-up and organizational expenses.

PLAN OF OPERATIONS

         The Company and the Bank are still in a developmental stage and will remain in such stage until the Bank commences operations. During the twelve-month period subsequent to the date of the Company's financial statements included herein, management of the Company and the Bank intends to complete preparations for, and to consummate, the opening of the Bank for business.

CASH REQUIREMENTS

         The Company believes that the net proceeds of the Offering will satisfy the Company's cash requirements for at least the twelve month period following the opening of the Bank. Accordingly, the Company does not anticipate that it will be necessary to raise additional funds for the operation of the Company and the Bank over the next twelve months.


ITEM 7.  FINANCIAL STATEMENTS

         The following financial statements are filed with this report:

         Independent Auditors' Report

         Balance Sheet -- December 31, 1998

         Statements of Operations -- Period from Inception to December 31, 1998

         Statements of Shareholders' Deficit -- Period from Inception to December 31, 1998

         Statements of Cash Flows -- Period from Inception to December 31, 1998

         Notes to Financial Statements

                              FINANCIAL STATEMENTS

                             MARINE BANCSHARES, INC.
                          (A Development Stage Company)

                                December 31, 1998










                              - - - o o O o o - - -

                                 C O N T E N T S



                                                     P A G E
                                                     -------

Independent Auditors' Report ................          22

Balance Sheet ...............................          23

Statements of Operations ....................          24

Statement of Shareholders Deficit ...........          25

Statements of Cash Flows ....................          26

Notes to Financial Statements ...............          27-29


                              - - - o o O o o - - -

[HBK LETTERHEAD]



Board of Directors
Marine Bancshares, Inc.
Naples, Florida

                          Independent Auditors' Report

        We have audited the accompanying balance sheet of Marine Bancshares, Inc. (the Company) as of December 31, 1998, and the related statements of operations, shareholders deficit and cash flows for the year ended December 31, 1998 and for the period from January 23, 1997 (date of inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Marine Bancshares, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended and for the period from January 23, 1997 (date of inception) to December 31, 1998 in conformity with generally accepted accounting principles.







                                    /s/ HILL, BARTH & KING, INC.
                                    Certified Public Accountants

Naples, Florida
March 17, 1999

                            MARINE BANCSHARES, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET
                               December 31, 1998



ASSETS
------
Cash                                                                    $     9,104
                                                                        -----------
                                                    TOTAL CASH                9,104
                                                                        -----------

Equipment - NOTE B                                                           15,234
Deferred offering costs                                                     199,718
Prepaid expenses                                                             11,715
Architect fees                                                               12,776
Other assets                                                                 31,700
                                                                        -----------

                                                                        $   280,247
                                                                        ===========



LIABILITIES AND SHAREHOLDERS DEFICIT
------------------------------------

Liabilities:
   Loans payable - NOTE C                                               $   845,000
  Advances from organizers - NOTE D                                          50,000
   Accrued interest payable                                                  83,979
   Accrued expenses and other liabilities                                   164,818
                                                                        -----------
                                          TOTAL LIABILITIES               1,143,797
                                                                        -----------

Shareholders Deficit - NOTE G:
   Preferred stock, par value $.01 per share,
      2,000,000 shares authorized; no shares issued
      and outstanding                                                             0
   Common stock, par value $.01 per share,
      10,000,000 shares authorized; 100 shares issued
      and outstanding                                                             1
   Additional paid-in capital                                                    99
   Deficit accumulated during the development stage                        (863,650)
                                                                        -----------
                               TOTAL SHAREHOLDERS DEFICIT                  (863,550)
                                                                        -----------

                                                                        $   280,247
                                                                        ===========







                 See accompanying notes to financial statements

                             MARINE BANCSHARES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                        Year ended December 31, 1998 and
     Period from January 23, 1997 (date of inception) to December 31, 1998


                                                                          Period from
                                                         Year          January 23, 1997
                                                         Ended                to
                                                     December 31,        December 31,
INCOME                                                   1998                1998
                                                      ---------           ---------
   Interest income                                    $   3,525           $  13,323




EXPENSES

   Salaries and employee benefits                       103,648             222,879
   Interest expense and loan fees                       100,005             286,120
   Professional fees                                     38,303             177,147
   Other expenses                                        77,136             190,827
                                                      ---------           ---------
                              TOTAL EXPENSES            319,092             876,973
                                                      ---------           ---------



                                  NET LOSS            $(315,567)          $(863,650)
                                                      =========           =========







                 See accompanying notes to financial statements

                             MARINE BANCSHARES, INC.
                          (A Development Stage Company)
                        STATEMENT OF SHAREHOLDERS DEFICIT
                     Year ended December 31, 1998 and Period
         from January 23, 1997 (date of inception) to December 31, 1998






                                                             Deficit
                                                           Accumulated
                                           Additional       During the
                             Common         Paid-in        Development
                             Stock          Capital           Stage               Total
                             -----          -------           -----               -----
Balance
  December 31, 1997           $ 1           $ 999           $(548,083)          $(547,083)

Payment for the
  retirement of
  common stock                 (1)           (999)                  0              (1,000)

Proceeds from
   issuance of
   common stock                 1              99                   0                 100

Net loss                        0               0            (315,567)           (315,567)
                              ---           -----           ---------           ---------
Balance (deficit)
   December 31, 1998          $ 1           $  99           $(863,650)          $(863,550)
                              ===           =====           =========           =========









                 See accompanying notes to financial statements

                             MARINE BANCSHARES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                        Year ended December 31, 1998 and
      Period from January 23, 1997 (date of inception) to December 31, 1998



                                                                          Period from
                                                      Year             January 23, 1997
                                                      Ended                   to
                                                   December 31,          December 31,
CASH FLOWS FROM OPERATING ACTIVITIES                   1998                  1998
                                                     ---------           -----------
      Net loss                                       $(315,567)          $  (863,650)
      Adjustments to reconcile net
        loss to net cash used in
        operating activities:
      Depreciation                                       3,927                 6,071
      (Increase) decrease in
         prepaid expense                                 5,275               (11,715)
      Increase in other assets                        (126,234)             (244,194)
      Increase in accounts payable
         and accrued expenses                           98,599               164,818
      Increase in accrued interest
         payable                                        51,804                83,979
                                                     ---------           -----------
      NET CASH USED IN OPERATING ACTIVITIES           (282,196)             (864,691)
                                                     ---------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                    0               (21,305)
                                                     ---------           -----------
      NET CASH USED IN INVESTING ACTIVITIES                  0               (21,305)
                                                     ---------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of
     common stock                                          100                 1,100
    Payments on retirement of
     common stock                                       (1,000)               (1,000)
    Proceeds from loans                                320,000             1,220,000
    Payments on loans                                 (225,000)             (375,000)
    Proceeds from organizer advances                    50,000                50,000
                                                     ---------           -----------
 NET CASH PROVIDED BY FINANCING ACTIVITIES             144,100               895,100
                                                     ---------           -----------

          NET INCREASE (DECREASE) IN CASH             (138,096)                9,104

 CASH
   Beginning of period                                 147,200                     0
                                                     ---------           -----------
   End of period                                     $   9,104           $     9,104
                                                     =========           ===========



                 See accompanying notes to financial statements

                             MARINE BANCSHARES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization:

         Marine Bancshares, Inc. formerly known as Coastal Bank Corporation (the Company) was incorporated under the laws of the state of Florida on January 23, 1997. The Company's activities to date have been limited to the organization of Marine National Bank (the Bank), as well as preparation for a $11,500,000 common stock offering (the Offering). A substantial portion of the proceeds of the Offering will be used by the Company to provide the initial capitalization of the Bank. The company received preliminary approval from the Office of the Comptroller of Currency on December 16, 1998.

Nature of Business:

         The Bank intends to offer a full range of commercial and consumer banking services primarily within the Naples, Florida area.

Use of Estimates:

         The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Offering Costs:

         Deferred offering costs consist primarily of legal and accounting fees related to the initial public stock offering and will be offset against the offering proceeds when received.


NOTE B - EQUIPMENT

         Equipment at December 31, 1998 consists of the following:

                  Furniture, fixtures and equipment       $  7,155
                  Computer equipment and software           14,150
                                                          --------
                                                            21,305
                  Less accumulated depreciation              6,071
                                                          --------
                                                  TOTAL   $ 15,234
                                                          ========

         Depreciation is computed on the straight-line method over the estimated useful lives of the depreciable assets. Depreciation expense was $3,927 for the period ended December 31, 1998 and $6,071 for the period from January 23, 1997 to December 31, 1998.

                             MARINE BANCSHARES, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 1998



NOTE C - LOANS PAYABLE

         In order to obtain funding for its start-up and organizational expenses, during 1997, the Company issued to twenty-nine individuals a series of promissory notes in an aggregate principal amount of $900,000. The proceeds of certain of these loans were used to repay prior loans in an aggregate principal amount of $375,000. In addition, the Company has obtained restated note agreements from all of the individual lenders. Under such restated note agreements, the remaining balance of $525,000 matures on January 31, 1999. The restated loans bear interest at an annual rate of 13% and a loan fee of 8% of the face amount of the loan with the interest and loan fees due upon maturity.

         The company has also obtained two lines of credit for $100,000 and $300,000 with a bank, guaranteed by the organizers of the company. As of December 31, 1998, the company had borrowed $95,000 and $225,000 respectively, on demand notes under these agreements. The notes bear interest at the prime rate and varies as the prime varies and mature on July 15, 1999.


NOTE D - ADVANCES FROM ORGANIZERS

         The Company arranged a series of advances from certain individual organizers in the aggregate amount of $50,000 to pay organizational and pre-opening expenses for the Bank and the Company. The foregoing advances bear no interest.


NOTE E - INCOME TAXES

         Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The tax effect of the differences that gave rise to a deferred tax asset of $302,278 and corresponding valuation allowance of ($302,278) at December 31, 1998 relate primarily to the capitalization of preoperating start-up costs which are amortized over a five year term from the date operations commence for tax purposes.

                             MARINE BANCSHARES, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 1998



NOTE F - COMMITMENTS AND CONTINGENCIES

         The Company has committed to lease one and one-half floors of a multi-story building for its main office location and additional space for a drive-in facility. The proposed lease has a term of 10 years with the option for two 5-year renewals; to begin on the earlier of thirty days after the lessor receives a certificate of occupancy for the building or the date the bank opens for business. The base annual lease payment is $159,000 for the first year of the lease, $189,000 for the second year of the lease and increases by the greater of 3% or the Consumer Price Index (Revised) - All Urban Consumers (U.S. City Average) in each succeeding year during the initial term or any renewal period such increase not to exceed 6% in any one year. The Company has also entered into a short-term lease for office space to conduct its activities during the development stage. The lease term of six months ended February 28, 1999 and the company exercised its option to continue the lease on a month-to-month basis.


NOTE G - STOCK OPTIONS AND WARRANTS

         The Board of Directors of the Company have agreed to enter into a stock option agreement with the President/Chief Executive Officer. Under the terms of the agreement the President/CEO will be granted an option to purchase 25,000 shares of the Company's common stock for $10.00 per share. The option is exercisable in equal portions of 5,000 shares on the date that the bank opens for business (the "Commencement Date") and on the first, second, third and fourth anniversaries of the Commencement Date.

         The Board of Directors of the Company has adopted the Marine Bancshares, Inc. 1998 Stock Option Plan. The Plan provides for options to be issued to directors, officers and employees, as well as to certain consultants and advisors. The Company has reserved 200,000 shares of its common stock for issuance thereunder.

         As of January 27, 1999, the Board of Directors of the Company amended the Stock Purchase Warrant Agreement which they had agreed to in consideration of the Organizers' efforts in organizing the Company and the Bank. The Company intends to issue warrants to purchase .65 shares of Common Stock for each share of Common Stock purchased by each organizer from the Offering. The Warrants will vest in equal increments over a three-year period commencing on the first anniversary date of the closing date for the offering and on each anniversary date thereafter until fully vested. Warrants may be exercised in whole or in part for $10.00 per share beginning on the first anniversary date and expiring on the 10th anniversary of such closing date. The Company has reserved 126,100 shares of its Common Stock for issuance thereunder.

                             MARINE BANCSHARES, INC.
                          (A Development Stage Company)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                December 31, 1998



NOTE H - STOCK OFFERING

         On February 10, 1999, the Company completed a successful stock offering raising $11,500,000 in gross proceeds. Subsequent to the offering, the company used a portion of the proceeds to repay the remaining balance of the individual promissory notes of $525,000 (see Note C) plus accrued interest and fees, the lines of credit payable to a bank of $320,000 (see Note C) and the advances from organizers of $50,000 (see Note D).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There has been no occurrence requiring a response to this Item.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


         The directors and executive officers of the Company and the Bank and their ages and positions with the Company and the Bank are set forth below:


                                                                                    POSITION WITH
NAME                                                                   AGE          COMPANY AND BANK(2)
----                                                                   ---          -------------------
Richard E. Horne..............................................         51           Director, President and
                                                                                    Chief Executive Officer(1)
Sidney T. Jackson.............................................         56           Assistant Secretary of the
                                                                                    Company, Senior Vice
                                                                                    President and Secretary of
                                                                                    the Bank
William J. Ryan...............................................         66           Director(1)
Pierce T. Neese...............................................         58           Director(1)
Earl G. Hodges................................................         71           Director(1)
William L. McDaniel, Jr.......................................         37           Director(1)
Donald W. Ketterhagen, M.D....................................         49           Director of the Company
                                                                                    and the Bank, Secretary of
                                                                                    the Company

----------
(1) Each of these individuals serves the Company and the Bank in the same capacities set forth above.
(2) The Board of Directors of the Company is divided into three classes, designated Class I, Class II and Class III. See "--Board of Directors."

         Officers of the Company and the Bank are elected annually by their respective Boards of Directors.

         Set forth below is a description of the business experience during the past five years or more and other biographical information for the directors and executive officers identified above.

         Richard E. Horne, a director of the Company and the Bank, has been elected by the Board of Directors to serve as the President and Chief Executive Officer of the Company and the Bank. He is an executive level commercial banker with 24 years experience in the marketing and management of a wide array of financial services. Most recently, from August 1992 to February 1998, Mr. Horne held the position of Executive Vice President and Chief Lending Officer at Trustmark National Bank, the largest bank in Mississippi with assets of $5.5 billion. During his six years with Trustmark, Mr. Horne had statewide responsibility for commercial, real estate and mortgage lending. Further, he was a member of the Executive Management Committee and also served as the chairperson of the Senior Loan Committee which was responsible for approval of all credits in excess of $1 million. Mr. Horne was also instrumental in changing the credit culture by establishing bankwide credit underwriting standards. From 1988-1992, Mr. Horne was a Senior Vice President with Citizens and Southern National Bank of Florida, responsible for the retail banking group in Broward County. This consisted of twenty-four branches, 300 employees, $750 million in deposits and $125 million in small business and consumer loans. Between 1980-1988 as a Vice President, he managed C&S Bank's top performing commercial lending unit in the Atlanta market targeting businesses with annual revenues of less than $25 million. Prior to 1980, he held various marketing and credit positions with Trust Company of Georgia. Mr. Horne completed service with the U.S. Navy, attaining the rank of

Lieutenant (jg). He received a B.S. degree from Presbyterian College in 1969. Mr. Horne's civic involvement has included Board Member Junior Achievement, American Heart Association, Boys and Girls Clubs, and Chairman, Metro Housing Partnership in Jackson, Mississippi.

         Sidney T. Jackson, an organizer of the Bank, will assume the title of Senior Vice President of the Bank with direct responsibilities for operations and administration. Mr. Jackson served as a Director and President of the Company from April 1997 to April 1998. He has a total of thirty-three years of banking experience, the past 22 years of which have been spent in senior positions with banks in Naples. From May 1994 to April 1997, Mr. Jackson was employed with Southwest Banks where he served as Senior Vice President and Senior Operations Officer. From 1986 to 1994, he was employed with SunBanks Naples, N.A. where he held the position of Executive Vice President and Chief Administration Officer. Mr. Jackson served as the 1996 Chairman of United Way of Collier County and is a Director with the Collier County 100 Club, Chamber of Commerce and former President of the Bank Administration Institute. Mr. Jackson attended the School of Banking of the South.

         William J. Ryan, a director of the Company and the Bank, is the former President and Chief Executive Officer of Palmer Wireless, Inc., Fort Myers, Florida, a cellular telephone service provider, in which positions he served from 1982 to 1998. Palmer Wireless, which was recently sold by Mr. Ryan, is a communications technology company, the shares of which were listed on Nasdaq. Mr. Ryan moved to the Naples area in 1955 and has been involved in both banking and community activities. He has fifteen years experience as a bank director and had served in such capacity with C&S Bank, Fort Myers, Florida; Norwest Bank, Des Moines, Iowa; and First National Bank, Naples, Florida. He is the Vice Chairman of the Naples Philharmonic Center for the Arts and a Director and Member of the Executive Committee of the Naples Community Hospital. His past community involvement includes serving as Chairman-Economic Development Council for Collier County, Chairman-Florida State Emergency Communications Committee, President-Collier County Unit of American Cancer Society and President-Naples Area Chamber of Commerce. Mr. Ryan is a graduate of the University of Notre Dame.

         Pierce T. Neese, a director of the Company and the Bank, has over 40 years experience in community banking and, since 1975, has served as the Chairman and Chief Executive Officer of Etowah Bank, a $430 million commercial bank in Canton, Georgia. The Board of Directors of Etowah Bank has recently completed a merger with Regions Bank, Birmingham. Mr. Neese will continue as an employee of Regions (Etowah) through the close of the merger and during an overlap period that will extend into 1999. Mr. Neese has maintained a residence in Naples for a number of years and will be spending a portion of his time as an active Florida resident. Mr. Neese expects to impart his extensive banking expertise to the Board and management with regard to lending decisions and near term strategies. His civic and community interests in Georgia include, past President of the Cherokee County Chamber of Commerce, past Chairman- Development Authority of Cherokee County, Director-Georgia Chamber of Commerce, Member Board of Trustees-Reinhardt College and past Chairman of the Cherokee County Board of Education. His social interests have included past President-Canton Golf Club, past President Cherokee High Band Booster Club and member of the Atlanta National Golf Club. Mr. Neese intends to become actively involved in civic and community affairs in Naples.

         Earl G. Hodges, a director of the Company and the Bank, is a licensed mortician and currently a consultant to Hodges Funeral Chapel, Naples, a company that he started in Naples in 1962. Mr. Hodges sold his ownership in 1993 and continues to serve as Funeral Director. He also serves as a consultant to Kraeer Holdings, a funeral home in Pompano Beach. Mr. Hodges received his degree in Mortuary Science in 1948 and has been in this industry for 50 years. In Naples, Mr. Hodges also owns NVC, Inc., a rental property company and Preferred Travel of Naples, Inc., a travel agency. From 1979-1988 he served as Chairman of the Board of Marine Savings and Loan Association, Naples (now owned by AmSouth) and from 1989-1992 was an advisory board member of First Florida Bank, N.A. Collier County. Currently, Mr. Hodges is actively involved in many civic groups, including: Director-Collier County 100 Club, President-Collier

County Junior Deputy League, Collier County Sheriff's Citizen Advisory Board and Collier Athletic Club. Formerly, Mr. Hodges served as President-Naples Area Chamber of Commerce, President-Collier County United Way, Chairman-American Red Cross and Trustee-Edison Community College.

         William L. McDaniel, Jr., a director of the Company and the Bank, is a licensed real estate broker in Naples and has served as President of The Realty Company since 1989. Mr. McDaniel has been involved in construction, land sales, development, residential sales and commercial management and sales since relocating to Naples in 1982. He is very active in the Masonic organization, serving as President of the Masters and Wardens Association and as a committeeman on the Grand Masters Charity in 1995, and in 1996, as District Deputy Grand Master. Mr. McDaniel is also a charter member of the East Naples Kiwanis Club and served as Treasurer from 1984-87. In addition, he was elected president of the Naples High Twelve Club in 1989. Mr. McDaniel continues to be involved in other civic endeavors relating to his young family and Vanderbilt Presbyterian Church.

         Donald W. Ketterhagen, M.D., a director of the Company and the Bank and the Secretary of the Company, is a practicing physician in Naples and has served as President of Women's Health Consultants of S.W. Florida since 1990. He has maintained a practice in Naples that spans twenty years, primarily in the specialty of obstetrics and gynecology. In the mid-1980's Dr. Ketterhagen served as President of the Collier County Medical Society. He also was a board member of YouthHaven, an organization dedicated to helping children from troubled situations. Most recently, Dr. Ketterhagen served on the Board of Directors of the Catholic Social Services Agency. Dr. Ketterhagen received his undergraduate degree from Notre Dame, completed his medical training at Marquette Medical School and performed his internship at St. Joseph Hospital, Milwaukee. He is licensed to practice medicine in Florida and Wisconsin.

BOARD OF DIRECTORS

         The number of directors of the Company is currently fixed at six. The Articles of Incorporation provide for the Board of Directors to consist of not less than two nor more than twenty-five persons, with the precise number to be determined from time to time by the Board of Directors. The directors are divided into three classes, designated Class I, Class II and Class III. Each class will consist, as nearly as may be possible, of one-third of the total number of directors constituting the entire Board of Directors. The term of the Company's initial Class I directors (Richard E. Horne and Earl G. Hodges) expires at the Company's annual meeting of shareholders in 1999; the term of the Company's initial Class II directors (William J. Ryan and Donald W. Ketterhagen) expires at the Company's annual meeting of shareholders in 2000; and the term of the Company's initial Class III directors (Pierce T. Neese and William L. McDaniel, Jr.) expires at the Company's annual meeting of shareholders in 2001. At each annual meeting of shareholders, successors to the class of directors whose term expires at the annual meeting will be selected for a three-year term. If the number of directors is changed, an increase or decrease will be apportioned among the classes so as to maintain the number of directors in each class as nearly equal as possible. Any director elected to fill a vacancy will have the same remaining term as that of his predecessor. In the case of the removal of a director from office, the resulting vacancy on the Board of Directors shall be filled by the vote of at least three-fourths (3/4) of the outstanding Common Shares. Any other vacancy on the Board of Directors may be filled by a majority vote of the remaining directors then in office or by action of the shareholders. Any director may be removed, with or without cause, at any regular or special meeting of shareholders called for that purpose.

         The effect of the classified Board of Directors is to make it more difficult for a person, entity or group to effect a change in control of the Company through the acquisition of a large block of the Company's voting stock.

         There are no family relationships between any director or executive officer and any other director or executive officer of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The Company's equity securities were not registered pursuant to the Securities Exchange Act of 1934 at any time during the Company's fiscal year ended December 31, 1998.


ITEM 10.  EXECUTIVE COMPENSATION

         The directors of the Company were not, during the fiscal year ended December 31, 1998, and are not currently, compensated for their attendance at the Company's regularly scheduled or special meetings or for other services. At such time as the Bank has become profitable, the Company may consider the grant of appropriate compensation in accordance with applicable laws and regulations. The directors of the Company will not be compensated for services in their capacity as directors of the Bank.

         The following table sets forth the compensation paid by the Company to Sidney T. Jackson, the Company's past Chief Executive Officer and to Richard E. Horne, the Company's current Chief Executive Officer, during the Company's last completed fiscal year, which ended December 31, 1998. None of the other executive officers of the Company had total annual compensation which exceeded $100,000 during the last fiscal year.


                           SUMMARY COMPENSATION TABLE


NAME AND PRINCIPAL POSITION(S)(1)                                 YEAR                    SALARY
---------------------------------                                 ----                    ------
Sidney T. Jackson                                                 1998                    $23,100
    Senior Vice President of Bank                                 1997                    $59,937
Richard E. Horne                                                  1998                    $41,900
    Chief Executive Officer

----------
(1) Mr. Jackson was the President and CEO of the Company from its inception to March 31, 1998, at which time Mr. Horne assumed such positions.

EMPLOYMENT AGREEMENT

         Prior to commencement of the Bank's operations, and provided that they receive no objection thereto from federal bank regulatory agencies, the Company and the Bank intend to enter into an employment agreement with Richard E. Horne (the "Employment Agreement"). Under the terms of the Employment Agreement, Mr. Horne will be employed by the Company and the Bank as their President and Chief Executive Officer. The Employment Agreement will have a term of three years commencing on the date the Bank opens for business. Under the terms of the Employment Agreement, Mr. Horne will receive an annual base salary of $120,000 and a monthly automobile allowance of $600. Under the Employment Agreement, beginning on the second anniversary of the date the Bank opens for business and in the discretion of the Company's Board of Directors, Mr. Horne will also be entitled to receive incentive compensation in the form of a cash bonus of up to fifty percent (50%) of his annual base salary, upon the achievement of certain performance goals. Mr. Horne will also be permitted to participate in life insurance, hospitalization, health insurance, disability and any other employee benefit plans of the Company that may be in effect from time to time to the extent that he is eligible under the terms of those plans. In the event of a change of control, as defined in the Employment Agreement, the Company and Bank would be collectively required to make a cash payment to Mr. Horne equal to 200% of the compensation, including any bonus, paid to Mr. Horne during the one-year period preceding the date of the change of control. The Employment

Agreement is terminable at any time by either the Company or by Mr. Horne upon thirty days prior written notice. The Employment Agreement provides severance compensation in the event that Mr. Horne is terminated without cause. Such severance compensation consists of payment of his base salary for a period of six months. In the event Mr. Horne voluntarily terminates his employment with the Company and the Bank, Mr. Horne will be prohibited for a period of 12 months thereafter from engaging, directly or indirectly, in any service to or employment by a financial institution located in Collier or Lee Counties, Florida.

         In addition, the Employment Agreement requires the Company to enter into a separate stock option agreement pursuant to which Mr. Horne will receive, under the terms of the Marine Bancshares, Inc. 1998 Stock Option Plan, incentive stock options to purchase 25,000 Common Shares of the Company. See "Stock Option Agreement" and "Stock Option Plan" below.

         The Company and the Bank also anticipate entering into similar employment and stock option agreements with approximately three other members of the senior management team who have not yet been identified by the Company.

STOCK OPTION AGREEMENT

         The Company intends to enter into a stock option agreement with Mr. Horne (the "Stock Option Agreement"). Under the Stock Option Agreement, Mr. Horne will be granted incentive stock options (the "Option") to purchase 25,000 Common Shares for $10.00 per share, an amount equal to the public offering price of the Common Shares. The number of shares subject to the Option and the Option price are both subject to an anti-dilution adjustment.

         Under the terms of the Stock Option Agreement, no portion of the Option may be exercised, except as noted below, prior to the date that the Bank opens for business (the "Commencement Date"). The Option vests as to, and becomes exercisable in equal portions of, up to a maximum of 5,000 Common Shares on the Commencement Date and on the first, second, third and fourth anniversaries of the Commencement Date. In the event of a change of control of the Bank or Company, as defined in the Stock Option Agreement, to the extent that any portion of the Option has vested but has not been exercised, Mr. Horne may immediately exercise the remaining portion of the Option. Furthermore, should the change in control occur after the third anniversary of the Commencement Date, to the extent that any portion of the Option has not previously vested, Mr. Horne may exercise such portion of the Option only in accordance with notice, if any, received from the Board of Directors. Finally, to the extent that any portion of the Option has not been exercised, the Stock Option Agreement terminates and the Option expires on the earliest of (a) ninety days after termination of Mr. Horne's employment with the Company and the Bank for any reason except death, disability or retirement, (b) twelve months after termination of Mr. Horne's employment with the Company and the Bank because of his death, disability or retirement, or (c) the seventh anniversary of the Commencement Date.

STOCK OPTION PLAN

         On October 28, 1998, the Board of Directors of the Company adopted the Marine Bancshares, Inc. 1998 Stock Option Plan (the "1998 Plan") to promote the Company's growth and financial success. The 1998 Plan was approved by the Company's sole shareholder on October 28, 1998 and amended on January 21, 1999. Options may be granted under the 1998 Plan to the Company's directors, officers and employees. The 1998 Plan contemplates the grant of non-qualified stock options and incentive stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). The 1998 Plan is not qualified under Section 401(a) of the Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended. The 1998 Plan provides for option grants to purchase up to an aggregate of 200,000 Common Shares, subject to adjustment under certain circumstances (the "Option Shares"). The aggregate fair market value (determined at the time the option is granted) of the Common Shares with respect to which incentive stock options are exercisable for the first time by an optionee during a calendar year may not exceed $100,000. This limitation does not apply to non-qualified stock options. The 1998 Plan will expire upon the earlier to occur of: (i) the date on which all Option Shares have been issued upon exercise of options under the 1998 Plan; or (ii) the tenth anniversary of the 1998 Plan's effective date. The 1998 Plan will be administered by the Board of Directors or by a Committee appointed by the Board and consisting of at least two non-employee Board members. The exercise price of options granted under the 1998 Plan will be determined by the Board of Directors, but will in no event be less than 100% of the Market Price (as defined in the 1998 Plan) of one Common Share on the option grant date (110% in the case of a Ten Percent Owner, as defined in the 1998 Plan). Vested options under the 1998 Plan may be exercised in whole or in part, but in no event later than ten (10) years from the grant date (five years in the case of an incentive stock option granted to a Ten Percent Owner). If the optionee of an incentive stock option during his or her lifetime ceases to be an employee of the Company or any subsidiary of the Company for any reason other than his or her death or total disability, any option or unexercised portion thereof which is exercisable on the date the optionee ceases employment will expire three months following the date the optionee ceases to be an employee of the Company or of a subsidiary of the Company, but in no event after the term provided in the optionee's option agreement. If an optionee dies or becomes totally disabled while he or she is an employee of the Company or of a subsidiary of the Company, the option may be exercised by a legatee or legatees of the optionee under his or her last will or by his or her personal representative or representatives at any time within one year following his or her death or total disability, but in no event after the term provided in his or her option agreement. The foregoing limitations with respect to termination of employment or death do not apply to optionees of non-qualified stock options. Options granted under the 1998 Plan will only be assignable or transferable by the optionee by will or the laws of descent and distribution. During the optionee's lifetime, options are only exercisable by him or her. The Board of Directors may at any time terminate, modify or amend the 1998 Plan in any respect, except that without shareholder approval the Board of Directors may not
(i) increase the number of Option Shares or (ii) change the class of 1998 Plan participants eligible for qualified incentive options. In no event will the termination, modification or amendment of the 1998 Plan, without the written consent of an optionee, affect his or her rights under an option or right previously granted to him or her.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Shares by: (i) all persons known by the Company to beneficially own more than 5% of the Company's outstanding Common Shares; (ii) each director and each executive officer of the Company and (iii) all directors and executive officers of the Company as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all of the Common Shares owned by them. Unless otherwise indicated, all persons listed below have the address of 501 Goodlette Road North, Suite D-12, Naples, Florida 34102.


                                                                                        Beneficial Ownership
                                                                                      Number             Percent
Name of Beneficial Owner                                                          of Shares (1)        of Class (2)
------------------------                                                          -------------        ------------
Earl G. Hodges                                                                        50,000               4.3%
Richard E. Horne (3)                                                                  20,500               1.8%
Donald W. Ketterhagen                                                                 12,000               1.0%
William L. McDaniel, Jr.                                                              20,000               1.7%
Sidney T. Jackson                                                                     20,000               1.7%
Pierce T. Neese (4)                                                                  103,798               9.0%
William J. Ryan                                                                       35,000               3.0%
All directors and executive officers as a group (7 persons)(3)                       261,298              22.6%

----------
(1) In accordance with Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner of a security for purposes of the rule if he or she has or shares voting power or dispositive power with respect to such security or has the right to acquire such ownership within sixty days. As used herein, "voting power" is the power to vote or direct the voting of shares, and "dispositive power" is the power to dispose or direct the disposition of shares, irrespective of any economic interest therein.
(2) In calculating the percentage ownership for a given individual or group, the number of common shares outstanding includes unissued shares subject to options, warrants, rights or conversion privileges exercisable within sixty days held by such individual or group, but are not deemed outstanding by any other person or group.
(3) Includes options to purchase 5,000 Common Shares granted pursuant to the Stock Option Agreement, which options vest immediately upon execution thereof. See "Item 10. Executive Compensation--Stock Option Agreement."
(4) Includes 41,500 shares owned directly by Mr. Neese; 2,448 shares owned by the IRA of Mr. Neese's wife, Gladys P. Neese; 56,350 shares owned by United Security Bancshares, Inc., a holding company majority owned by Mr. Neese; and 3,500 shares owned by The Five Neeses, LLC, a limited liability company controlled by Mr. Neese.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH AFFILIATES

         The Company and the Bank expect to have banking and other business transactions in the ordinary course of business with directors and officers of the Company and the Bank, including members of their families or corporations, partnerships, or other organizations in which such directors and officers have a controlling interest. If such transactions occur, they (i) will be made in the ordinary course of business, (ii) will be made on substantially the same terms (including price, or interest rate and collateral) as those prevailing at the time for comparable transactions with unrelated parties, and (iii) in the opinion of management, will not involve more than the normal risk of collectibility or present other unfavorable features to the Company or the Bank. Additionally, certain federal banking laws restrict transactions between a national bank and an "affiliate", as defined in those laws, and the amount and types of loans that a national bank may make to an executive officer of a national bank. Certain laws of the State of Florida also restrict "affiliated transactions" between the Company and an "interested shareholder" or any "affiliate" or "associate" of an interested shareholder, as those terms are defined in Florida law.

REPAYMENT OF ORGANIZATIONAL LOANS

         Prior to the Offering, the Company had borrowed from certain individual lenders an aggregate amount of $900,000 to pay organizational and pre-opening expenses for the Company and the Bank. Sidney T. Jackson, Senior Vice President of the Bank, held one of these notes in the amount of $25,000. The principal, fees and accrued interest with respect to such note were repaid from the proceeds of the Offering.

REPAYMENT OF ADVANCES

         Prior to the Offering, the Company had received non-interest bearing advances in an aggregate amount of $50,000 from the following members of its Board of Directors: Earl G. Hodges, William L. McDaniel, Jr., William J. Ryan, Donald W. Ketterhagen and Pierce T. Neese. These advances were repaid from the proceeds of the Offering.

ORGANIZERS' WARRANTS

         In connection with the Offering, each member of the Company's Board of Directors and the Company's organizers were granted warrants to purchase 0.65 Common Share for each Common Share purchased and directly held by such director or other organizer in the Offering. The exercise price for such warrants is $10.00 per share, the offering price of the Common Shares in the Offering. The warrants will vest in equal annual increments over a three-year period commencing on the first anniversary of the closing date for the Offering, which was February 10, 1999, and will terminate on the 10th anniversary of such closing date. The Company has reserved 126,100 Common Shares for issuance pursuant to exercise of the warrants.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, and are hereby incorporated by reference from, the indicated amendment to the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, Registration Number 333-39203.

Exhibit No.              Description of Exhibit
-----------              ----------------------
*3.1                     Second Amended and Restated Articles of Incorporation of the Company (from
                         Amendment No. 2)

*3.2                     Amended and Restated Bylaws (from Amendment No. 2)

*4.1                     See Exhibits 3.1 and 3.2 for provisions of the Second Amended and Restated
                         Articles of Incorporation and Amended and Restated Bylaws of the Company
                         defining rights of holders of the Company's Common Shares

*4.2                     Form of Common Share Certificate of the Company (from Amendment No. 2)

*10.1                    Lease, dated July 9, 1998, between the Company and Wridell Development
                         Corporation, Inc.; Assignment of Leases, dated July 14, 1998, from Wridell
                         Development Corporation, Inc. to Gulf Coast Commercial Corporation (from
                         Amendment No. 2)

*10.2                    Form of Employment Agreement to be executed by the Company, the Bank, and
                         Richard E. Horne (from Amendment No. 2)

*10.3                    Revised Form of Stock Option Agreement to be executed by the Company and
                         Richard E. Horne (from Amendment No. 4)

*10.4                    Revised Marine Bancshares, Inc. 1998 Stock Option Plan (from Amendment No.
                         4)

*10.5                    Revised Form of Marine Bancshares, Inc. Stock Purchase Warrant (from
                         Amendment No. 4)

 * 21                    Subsidiaries of the Company (from Amendment No. 1)

27.1                     Financial Data Schedule (for SEC use only)


         (b) Reports on Form 8-K. No reports on Form 8-K were required to be filed for the fourth quarter of 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MARINE BANCSHARES, INC.



Dated:  March 31, 1999              By: /s/ Richard E. Horne
                                       ----------------------------------------
                                       Richard E. Horne
                                       President and Chief Executive Officer
                                       (Principal Executive Officer,
                                       Principal Financial Officer and
                                       Principal Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


SIGNATURE                                            TITLE                                            DATE
---------                                            -----                                            ----
                                            Director, President and Chief                        March 31, 1999
                                            Executive Officer (Principal
                                            Executive Officer, Principal Financial
/s/ Richard E. Horne                        Officer and Principal Accounting
------------------------------------        Officer)
Richard E. Horne

/s/ William J. Ryan                         Director                                             March 31, 1999
------------------------------------
William J. Ryan

/s/ Pierce T. Neese                         Director                                             March 31, 1999
------------------------------------
Pierce T. Neese

/s/ Earl G. Hodges                          Director                                             March 31, 1999
------------------------------------
Earl G. Hodges

/s/ William L. McDaniel, Jr.                Director                                             March 31, 1999
------------------------------------
William L. McDaniel, Jr.

/s/ Donald W. Ketterhagen                   Director                                             March 31, 1999
-----------------------------------
Donald W. Ketterhagen

                                  EXHIBIT INDEX


Exhibit No.              Description of Exhibit
-----------              ----------------------
*3.1                     Second Amended and Restated Articles of Incorporation of the Company (from
                         Amendment No. 2)

*3.2                     Amended and Restated Bylaws (from Amendment No. 2)

*4.1                     See Exhibits 3.1 and 3.2 for provisions of the Second Amended and Restated
                         Articles of Incorporation and Amended and Restated Bylaws of the Company
                         defining rights of holders of the Company's Common Shares

*4.2                     Form of Common Share Certificate of the Company (from Amendment No. 2)

*10.1                    Lease, dated July 9, 1998, between the Company and Wridell Development
                         Corporation, Inc.; Assignment of Leases, dated July 14, 1998, from Wridell
                         Development Corporation, Inc. to Gulf Coast Commercial Corporation (from
                         Amendment No. 2)

*10.2                    Form of Employment Agreement to be executed by the Company, the Bank, and
                         Richard E. Horne (from Amendment No. 2)

*10.3                    Revised Form of Stock Option Agreement to be executed by the Company and
                         Richard E. Horne (from Amendment No. 4)

*10.4                    Revised Marine Bancshares, Inc. 1998 Stock Option Plan (from Amendment No. 4)

*10.5                    Revised Form of Marine Bancshares, Inc. Stock Purchase Warrant (from
                         Amendment No. 4)

* 21                     Subsidiaries of the Company (from Amendment No. 1)

27.1                     Financial Data Schedule (for SEC use only)

----------
* Incorporated by reference from the indicated amendment to the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, Registration Number 333-39203.