Form 10QSB
period 1999-03-31
MARINE BANCSHARES INC
filed 1999-05-17
CIK 1047136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                        Commission File Number:
      March 31, 1999                                     333-39203


                             MARINE BANCSHARES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Florida                                           65-0729764
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

501 Goodlette Road North, Suite D-12, Naples, Florida          34102
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number:   (941) 434-0411
                             ---------------------------------------------------

                                 Not Applicable
 -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes       X                            No
         -----------------                     -------------------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.01 Par Value                           1,150,000
----------------------------               --------------------------------
         Class                             Outstanding as of March 31, 1999

Transitional Small Business Disclosure Format:

      Yes                                    No        X
         -----------------                     -------------------

                          PART I. FINANCIAL INFORMATION


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements in this Quarterly Report on Form 10-QSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to the financial condition and prospects, lending risks, Year 2000 readiness, plans for future business development and marketing activities, capital spending and financing sources, capital structure, the effects of regulation and competition, and the prospective business of both the Company and the Bank. Where used in this Quarterly Report, the words "anticipate," "believe," "estimate," "expect," "intend," and similar words and expressions, as they relate to the Company or the Bank or their respective managements, identify forward-looking statements. Such forward-looking statements reflect the current views of the Company and are based on information currently available to the management of the Company and the Bank and upon current expectations, estimates, and projections about the Company and its industry, management's beliefs with respect thereto, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to: (i) significant increases in competitive pressure in the banking and financial services industries; (ii) changes in the interest rate environment which could reduce anticipated or actual margins; (iii) changes in political conditions or the legislative or regulatory environment; (iv) general economic conditions, either nationally or regionally (especially in southwest Florida), becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;
(v) changes occurring in business conditions and inflation; (vi) changes in technology; (vii) changes in monetary and tax policies; (viii) changes in the securities markets; and (ix) other risks and uncertainties detailed from time to time in the filings of the Company with the Commission.


ITEM 1.    FINANCIAL STATEMENTS.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                            MARINE BANCSHARES, INC.
                                 BALANCE SHEETS

                                                                         March 31, 1999   December 31, 1998
                                                                         --------------   -----------------
ASSETS                                                                    (Unaudited)

Cash and due from banks                                                   $    221,704       $     9,104
Federal funds sold                                                           9,640,000                --
                                                                          ------------       -----------

                Total cash and cash equivalents                              9,861,704             9,104

Securities available for sale                                                       --                --

Loans                                                                               --                --
Less allowance for loan losses                                                      --                --
                                                                          ------------       -----------

Net loans                                                                           --

Deferred offering costs                                                             --           199,718
Premises and equipment, net                                                     43,570            15,234
Accrued interest & other assets                                                 41,839            56,191
                                                                          ------------       -----------

                Total assets                                              $  9,947,112       $   280,247
                                                                          ============       ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                                    $         --       $        --
  Interest bearing                                                                  --                --
                                                                          ------------       -----------

                Total deposits                                                      --                --
Accounts payable                                                                 7,129            79,774
Loans payable                                                                       --           845,000
Advances from organizers                                                            --            50,000
Customer repurchase agreements                                                      --                --
Accrued interest & other liabilities                                                --           169,023
                                                                          ------------       -----------
                Total liabilities                                                7,129         1,143,797

Shareholders' equity:
  Preferred stock, par value $.01 per share,
     2,000,000 shares authorized; no shares
     issued and outstanding                                                         --                --
  Common stock, par value $.01 per share,
     10,000,000 shares authorized; 1,150,000 shares
     issued and outstanding                                                     11,500                 1
  Additional paid-in capital                                                10,831,123                99
  Deficit                                                                     (902,640)         (863,650)
  Unrealized loss on securities available for sale                                  --                --
                                                                          ------------       -----------

                Total shareholders' equity                                   9,939,983          (863,550)
                                                                          ------------       -----------

                Total liabilities and shareholders' equity                $  9,947,112       $   280,247
                                                                          ============       ===========


See accompanying notes to financial statements

                            MARINE BANCSHARES, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                          Three months ended March 31,
                                                                          ---------------------------
                                                                            1999              1998
                                                                          ---------         ---------

Interest income:
     Interest and fees on loans                                           $      --         $      --
     Interest on securities                                                      --                --
     Interest on federal funds sold                                          60,159                --
     Interest on reverse repurchase agreement                                    --                --
     Interest other                                                              --             2,370
                                                                          ---------         ---------

Total interest income                                                        60,159             2,370
Interest expense:
     Interest on deposits                                                        --                --
     Interest on repurchase agreements                                           --                --
     Interest other                                                          10,129                --
                                                                          ---------         ---------
Total interest expense                                                       10,129                --
                                                                          ---------         ---------

Net interest income                                                          50,030             2,370

Provision for loan losses                                                        --                --
                                                                          ---------         ---------

Net interest income after
     Provision for loan losses                                               50,030             2,370

Non-interest income

Non-interest expense:
     Salaries and benefits                                                   50,307                90
     Occupancy and equipment expense                                          3,808             1,879
     Other expense                                                           34,905            19,204
                                                                          ---------         ---------

Total non-interest expense                                                   89,020            21,173
                                                                          ---------         ---------

Net loss                                                                    (38,990)          (18,803)
                                                                          ---------         ---------

Other comprehensive income (loss)                                                --                --
                                                                          ---------         ---------

Comprehensive income (loss)                                               $ (38,990)        $ (18,803)
                                                                          =========         =========

Net loss per share                                                        $   (0.06)        $ (188.03)
                                                                          =========         =========

Average shares outstanding                                                  626,157               100
                                                                          =========         =========


See accompanying notes to financial statements

                            MARINE BANCSHARES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                          Three months ended March 31,
                                                                          ----------------------------
                                                                             1999              1998
                                                                          -----------        ---------

Cash flows from operating activities:
     Net loss                                                             $   (38,990)       $ (18,803)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
         Depreciation                                                           1,012              963
         Provision for loan losses                                                 --               --
         Decrease in deferred
             offering costs                                                   199,718               --
         Decrease in accrued interest
            and other assets                                                   14,353            2,162
         Decrease in accrued interest
            and other liabilities                                            (241,668)         (19,010)
                                                                          -----------        ---------

     Total adjustments                                                        (26,585)         (15,885)
                                                                          -----------        ---------

Net cash used in operating activities                                         (65,575)         (34,688)
                                                                          -----------        ---------

Cash flow from investing activities:
     Net increase in loans                                                         --               --
     Purchase of securities available for sale                                     --               --
     Maturity of securities available for sale                                     --               --
     Purchase of premises and equipment                                       (29,348)         (10,041)
                                                                          -----------        ---------
Net cash used in investing activities                                         (29,348)         (10,041)
                                                                          -----------        ---------

Cash flow from financing activities:
     Net proceeds (retirement) of common stock                             10,842,523           (1,000)
     Payments on loans payable                                               (845,000)         (25,000)
     Increase in customer repurchase agreements                                    --
     Proceeds (Repayments) on organizers advances                             (50,000)          30,000
                                                                          -----------        ---------
Net cash provided by financing activities                                   9,947,523            4,000
                                                                          -----------        ---------

Increase (Decrease) in cash and cash equivalents                            9,852,600          (40,729)

Cash and cash equivalents, beginning of period                                  9,104          147,200
                                                                          -----------        ---------

Cash and cash equivalents, end of period                                  $ 9,861,704        $ 106,471
                                                                          ===========        =========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                             $    94,108        $   1,386
                                                                          ===========        =========

Supplemental schedule of noncash financing activities:
     Settlement of organizers advances in exchange
         for issuance of common stock                                     $        --        $      --
                                                                          ===========        =========

See accompanying notes to financial statements

                            MARINE BANCSHARES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                       THREE MONTHS ENDED MARCH 31, 1999



NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Organization:

         Marine Bancshares, Inc. (the "Company") was incorporated under the laws of the state of Florida on January 23, 1997. The Company is in the development stage and its activities have been limited to the organization of the Bank, as well as the offering of $11,500,000 in common stock (the "Offering"). Approximately $9 million of the proceeds of the Offering are intended to be used by the Company to provide for the capitalization of the Bank.

Basis of Presentation:

         The accompanying unaudited financial statements include the accounts of the Company. No intercompany accounts or transactions exist.

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's financial position and results of operations. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.


NOTE B - INITIAL PUBLIC OFFERING

         On February 10, 1999, the Company sold 1,150,000 shares of common stock in a public offering providing net proceeds of approximately $10.8 million after deducting underwriters discounts and offering costs. The net proceeds from the public offering are being held in an overnight fed funds account until the Bank obtains its charter and begins purchasing other investment securities.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements, related notes and statistical information included elsewhere herein.

PLAN OF OPERATIONS

         The Company and the Bank are still in a developmental stage and will remain in such stage until the Bank commences operations. During the four month period subsequent to the date of the Company's financial statements included herein, management of the Company and the Bank intends to complete preparations for, and to consummate, the opening of the Bank for business.

                           PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits. The following exhibit is filed with this report:

                        Exhibit No.            Description
                        -----------            -----------
                           27         Financial Data Schedule (for SEC use only)


         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: May 15, 1999               By:   /s/ Richard E. Horne
                                     -------------------------------------
                                     Richard E. Horne
                                     President and Chief Executive Officer