Form 10QSB
period 1999-06-30
MARINE BANCSHARES INC
filed 1999-08-13
CIK 1047136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                              Commission File Number:
          June 30, 1999                                    333-39203


                             MARINE BANCSHARES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Florida                                          65-0729764
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


501 Goodlette Road North, Suite D-12, Naples, Florida                34102
--------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)


Issuer's telephone number:     (941) 434-0441
                           -----------------------------------------------------

                                 Not Applicable


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X                       No
                                                    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   Common Stock, $.01 Par Value                           1,150,000

                                             ---------------------------------
               Class                          Outstanding as of June 30, 1999

Transitional Small Business Disclosure Format:

                  Yes                           No   X
                                                   -----

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

                             MARINE BANCSHARES, INC.
                                 BALANCE SHEETS

                                                                  June 30, 1999       December 31, 1998
                                                                  -------------       -----------------
ASSETS                                                             (Unaudited)

Cash and due from banks                                            $     26,968           $     9,104
Federal funds sold                                                    9,760,000                    --
                                                                   ------------           -----------

               Total cash and cash equivalents                        9,786,968                 9,104

Securities available for sale                                                --                    --

Loans                                                                        --                    --
Less allowance for loan losses                                               --                    --
                                                                   ------------           -----------

Net loans                                                                    --                    --

Deferred offering costs                                                      --               199,718
Premises and equipment, net                                             289,629                15,234
Accrued interest & other assets                                          76,705                56,191
                                                                   ------------           -----------

               Total assets                                        $ 10,153,302           $   280,247
                                                                   ============           ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                             $         --           $        --
  Interest bearing                                                           --                    --
                                                                   ------------           -----------

               Total deposits                                                --                    --
Accounts payable                                                        198,757                79,774
Loans payable                                                                --               845,000
Advances from organizers                                                     --                50,000
Customer repurchase agreements                                               --                    --
Accrued interest & other liabilities                                         --               169,023
                                                                   ------------           -----------
               Total liabilities                                        198,757             1,143,797

Shareholders' equity:
  Preferred stock, par value $.01 per share,
     2,000,000 shares authorized; no shares
     issued and outstanding                                                  --                    --
  Common stock, par value $.01 per share,
     10,000,000 shares authorized; 1,150,000 shares
     issued and outstanding                                              11,500                     1
  Additional paid-in capital                                         10,831,123                    99
  Deficit                                                              (888,078)             (863,650)
  Unrealized loss on securities available for sale                           --                    --
                                                                   ------------           -----------

               Total shareholders' equity                             9,954,545              (863,550)
                                                                   ------------           -----------

               Total liabilities and shareholders' equity          $ 10,153,302           $   280,247
                                                                   ============           ===========


See accompanying notes to financial statements

                             MARINE BANCSHARES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three months ended June 30,
                                                       ---------------------------
                                                          1999              1998
                                                          ----              ----
Interest income:
     Interest and fees on loans                        $       --          $    --
     Interest on securities                                    --               --
     Interest on federal funds sold                       117,204               --
     Interest on reverse repurchase agreement                  --               --
     Interest other                                           272              655
                                                       ----------          -------

Total interest income                                     117,476              655
Interest expense:
     Interest on deposits                                      --               --
     Interest on repurchase agreements                         --               --
     Interest other                                            --               --
                                                       ----------          -------
Total interest expense                                         --               --
                                                       ----------          -------

Net interest income                                       117,476              655

Provision for loan losses                                      --               --
                                                       ----------          -------

Net interest income after
     Provision for loan losses                            117,476              655

Non-interest income

Non-interest expense:
     Salaries and benefits                                 67,902               --
     Occupancy and equipment expense                        3,093              873
     Other expense                                         31,919            7,715
                                                       ----------          -------

Total non-interest expense                                102,914            8,588
                                                       ----------          -------

Net income (loss)                                          14,562           (7,933)
                                                       ----------          -------

Other comprehensive income (loss)                              --               --
                                                       ----------          -------

Comprehensive income (loss)                            $   14,562          $(7,933)
                                                       ==========          =======

Net loss per share                                     $     0.01          $(79.33)
                                                       ==========          =======

Average shares outstanding                              1,150,000              100
                                                       ==========          =======


See accompanying notes to financial statements

                             MARINE BANCSHARES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Six months ended June 30,
                                                       ----------------------------
                                                          1999               1998
                                                          ----               ----

Interest income:
     Interest and fees on loans                        $      --           $     --
     Interest on securities                                   --                 --
     Interest on federal funds sold                      177,363                 --
     Interest on reverse repurchase agreement                 --                 --
     Interest other                                          272              3,026
                                                       ---------           --------

Total interest income                                    177,635              3,026
Interest expense:
     Interest on deposits                                     --                 --
     Interest on repurchase agreements                        --                 --
     Interest other                                       10,129                 --
                                                       ---------           --------
Total interest expense                                    10,129                 --
                                                       ---------           --------

Net interest income                                      167,506              3,026

Provision for loan losses                                     --                 --
                                                       ---------           --------

Net interest income after
     Provision for loan losses                           167,506              3,026

Non-interest income

Non-interest expense:
     Salaries and benefits                               118,209                221
     Occupancy and equipment expense                       6,901                968
     Other expense                                        66,824             27,610
                                                       ---------           --------

Total non-interest expense                               191,934             28,799
                                                       ---------           --------

Net loss                                                 (24,428)           (25,773)
                                                       ---------           --------

Other comprehensive income (loss)                             --                 --
                                                       ---------           --------

Comprehensive income (loss)                            $ (24,428)          $(25,773)
                                                       =========           ========

Net loss per share                                     $   (0.03)          $(257.73)
                                                       =========           ========

Average shares outstanding                               888,078                100
                                                       =========           ========


See accompanying notes to financial statements

                             MARINE BANCSHARES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                   Three months ended June 30,
                                                                --------------------------------
                                                                    1999                  1998
                                                                    ----                  ----
Cash flows from operating activities:
     Net income (loss)                                          $    14,562           $  (7,933)
     Adjustments to reconcile net income (loss) to net
         cash used in operating activities:
         Depreciation                                                 1,012                  --
         Provision for loan losses                                       --                  --
         Decrease in deferred
             offering costs                                              --                  --
         (Increase) Decrease in accrued interest
            and other assets                                        (34,866)             (5,000)
         Increase (Decrease) in accrued interest
            and other liabilities                                   191,628               6,190
                                                                -----------           ---------

     Total adjustments                                              157,774               1,190
                                                                -----------           ---------

Net cash used in operating activities                               172,336              (6,743)
                                                                -----------           ---------

Cash flow from investing activities:
     Net increase in loans                                               --                  --
     Purchase of securities available for sale                           --                  --
     Maturity of securities available for sale                           --                  --
     Purchase of premises and equipment                            (247,072)                 --
                                                                -----------           ---------
Net cash used in investing activities                              (247,072)                 --
                                                                -----------           ---------

Cash flow from financing activities:
     Net proceeds (retirement) of common stock                           --                  --
     Payments on loans payable                                           --             (25,000)
     Increase in customer repurchase agreements                          --
     Proceeds (Repayments) on organizers advances                        --                  --
                                                                -----------           ---------
Net cash provided by financing activities                                --             (25,000)
                                                                -----------           ---------

Increase (Decrease) in cash and cash equivalents                    (74,736)            (31,743)

Cash and cash equivalents, beginning of period                    9,861,704             106,371
                                                                -----------           ---------

Cash and cash equivalents, end of period                        $ 9,786,968           $  74,628
                                                                ===========           =========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                   $        --           $   1,810
                                                                ===========           =========

Supplemental schedule of noncash financing activities:
     Settlement of organizers advances in exchange
         for issuance of common stock                           $        --           $      --
                                                                ===========           =========

See accompanying notes to financial statements

                             MARINE BANCSHARES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    Six months ended June 30,
                                                                --------------------------------
                                                                     1999                 1998
                                                                     ----                 ----

Cash flows from operating activities:
     Net income (loss)                                          $    (24,428)          $ (25,773)
     Adjustments to reconcile net income (loss) to net
         cash used in operating activities:
         Depreciation                                                  2,024                  --
         Provision for loan losses                                        --                  --
         Decrease in deferred
             offering costs                                          199,718                  --
         (Increase) Decrease in accrued interest
            and other assets                                         (20,513)            (10,646)
         Increase (Decrease) in accrued interest
            and other liabilities                                    (50,040)            (22,821)
                                                                ------------           ---------

     Total adjustments                                               131,189             (33,467)
                                                                ------------           ---------

Net cash used in operating activities                                106,761             (59,240)
                                                                ------------           ---------

Cash flow from investing activities:
     Net increase in loans                                                --                  --
     Purchase of securities available for sale                            --                  --
     Maturity of securities available for sale                            --                  --
     Purchase of premises and equipment                             (276,420)             (2,232)
                                                                ------------           ---------
Net cash used in investing activities                               (276,420)             (2,232)
                                                                ------------           ---------

Cash flow from financing activities:
     Net proceeds (retirement) of common stock                    10,842,523              (1,100)
     Payments on loans payable                                      (845,000)            (50,000)
     Increase in customer repurchase agreements                           --
     Proceeds (Repayments) on organizers advances                    (50,000)             40,000
                                                                ------------           ---------
Net cash provided by financing activities                          9,947,523             (11,100)
                                                                ------------           ---------

Increase (Decrease) in cash and cash equivalents                   9,777,864             (72,572)

Cash and cash equivalents, beginning of period                         9,104             147,200
                                                                ------------           ---------

Cash and cash equivalents, end of period                        $  9,786,968           $  74,628
                                                                ============           =========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                   $     94,108           $   3,196
                                                                ============           =========

Supplemental schedule of noncash financing activities:
     Settlement of organizers advances in exchange
         for issuance of common stock                           $         --           $      --
                                                                ============           =========

See accompanying notes to financial statements

                             MARINE BANCSHARES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1999



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

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's financial position and results of operations. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.


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

PLAN OF OPERATIONS

         The Company and the Bank are still in a developmental stage and will remain in such stage until the Bank commences operations. During the four month period subsequent to the date of the Company's financial statements included herein, management of the Company and the Bank intends to complete preparations for, and to consummate, the opening of the Bank for business. The Company believes that it can satisfy its cash requirements during the next twelve months without raising additional funds.

         In connection with the anticipated opening of the Bank, the Company expects to expend approximately $400,000 on improvements to the Bank's leased office space and approximately $100,000 for various items of equipment necessary to Bank operations. In addition, the Company expects that, by the latter half of August 1999, it will hire approximately eleven additional employees to conduct the Bank's operations.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits. The following exhibit is filed with this report:

               Exhibit No.                  Description
               -----------                  -----------

                  27          Financial Data Schedule (for SEC use only)


     (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: August 13, 1999          By:  /s/ Richard E. Horne
                                     -------------------------------------
                                     Richard E. Horne
                                     President and Chief Executive Officer