Form 10QSB
period 1999-09-30
MARINE BANCSHARES INC
filed 1999-11-15
CIK 1047136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                            Commission File Number:
    September 30, 1999                                      333-39203


                            MARINE BANCSHARES, INC.
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Florida                                           65-0729764
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

2325 Vanderbilt Beach Road, Naples, Florida 34109            34102
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number:        (941) 593-6300
                          -----------------------------------------------------

           501 Goodlette Road North, Suite D-12, Naples, Florida 34102
-------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  [X]                 No     [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

       Common Stock, $.01 Par Value                     1,150,000
       ----------------------------        ------------------------------------
                    Class                  Outstanding as of November 10, 1999

Transitional Small Business Disclosure Format:


                  Yes  [ ]                 No     [X]

                  PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                             MARINE BANCSHARES, INC.
                                 BALANCE SHEETS


                                                                            September 30, 1999      December 31, 1998
                                                                            ------------------     ------------------
ASSETS                                                                         (Unaudited)

Cash and due from banks                                                     $          113,392     $            9,104
Federal funds sold                                                                   9,110,000                     --
                                                                            ------------------     ------------------


                            Total cash and cash equivalents                          9,223,392                  9,104

Securities available for sale                                                               --                     --

Loans                                                                                       --                     --
Less allowance for loan losses                                                              --                     --
                                                                            ------------------     ------------------

Net loans                                                                                   --                     --

Deferred offering costs                                                                     --                199,718
Premises and equipment, net                                                            775,544                 15,234
Accrued interest & other assets                                                         80,415                 56,191
                                                                            ------------------     ------------------

                            Total assets                                    $       10,079,351     $          280,247
                                                                            ==================     ==================


LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Non-interest bearing                                                      $               --     $               --
  Interest bearing                                                                          --                     --
                                                                            ------------------     ------------------

                            Total deposits                                                  --                     --
Accounts payable                                                                       245,853                 79,774
Loans payable                                                                               --                845,000
Advances from organizers                                                                    --                 50,000
Customer repurchase agreements                                                              --                     --
Accrued interest & other liabilities                                                        --                169,023
                                                                            ------------------     ------------------
                            Total liabilities                                          245,853              1,143,797

Shareholders' equity:
  Preferred stock, par value $.01 per share,
        2,000,000 shares authorized; no shares
        issued and outstanding                                                              --                     --
  Common stock, par value $.01 per share,
        10,000,000 shares authorized; 1,150,000 shares
        issued and outstanding                                                          11,500                      1
  Additional paid-in capital                                                        10,831,123                     99
  Deficit                                                                           (1,009,125)              (863,650)
  Unrealized loss on securities available for sale                                          --                     --
                                                                            ------------------     ------------------

                            Total shareholders' equity                               9,833,498               (863,550)
                                                                            ------------------     ------------------

                            Total liabilities and shareholders' equity      $       10,079,351     $          280,247
                                                                            ==================     ==================


See accompanying notes to financial statements

                             MARINE BANCSHARES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three months ended September 30,
                                                     --------------------------------
                                                          1999              1998
                                                          ----              ----
Interest income:
        Interest and fees on loans                    $        --       $        --
        Interest on securities                                 --                --
        Interest on federal funds sold                    121,124                --
        Interest on reverse repurchase agreement               --                --
        Interest other                                        129               498
                                                      -----------       -----------

Total interest income                                     121,253               498
Interest expense:
        Interest on deposits                                   --                --
        Interest on repurchase agreements                      --                --
        Interest other                                         --                --
                                                      -----------       -----------
Total interest expense                                         --                --
                                                      -----------       -----------

Net interest income                                       121,253               498

Provision for loan losses                                      --                --
                                                      -----------       -----------

Net interest income after
        provision for loan losses                         121,253               498

Non-interest income                                           250                --

Non-interest expense:
        Salaries and benefits                             138,667            57,232
        Occupancy and equipment expense                    39,210             1,000
        Other expense                                      64,675           154,018
                                                      -----------       -----------

Total non-interest expense                                242,552           212,250
                                                      -----------       -----------

Net income (loss)                                        (121,049)         (211,752)
                                                      -----------       -----------

Other comprehensive income (loss)                              --                --
                                                      -----------       -----------

Comprehensive income (loss)                           $  (121,049)      $  (211,752)
                                                      ===========       ===========

Net loss per share                                    $     (0.11)      $ (2,117.52)
                                                      ===========       ===========

Average shares outstanding                              1,150,000               100
                                                      ===========       ===========


See accompanying notes to financial statements

                             MARINE BANCSHARES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                   Nine months ended September 30,
                                                   -------------------------------
                                                         1999            1998
                                                         ----            ----
Interest income:
        Interest and fees on loans                    $      --      $       --
        Interest on securities                               --              --
        Interest on federal funds sold                  298,487              --
        Interest on reverse repurchase agreement             --              --
        Interest other                                      401           3,524
                                                      ---------      ----------

Total interest income                                   298,888           3,524
Interest expense:
        Interest on deposits                                 --              --
        Interest on repurchase agreements                    --              --
        Interest other                                   10,129              --
                                                      ---------      ----------
Total interest expense                                   10,129              --
                                                      ---------      ----------

Net interest income                                     288,759           3,524

Provision for loan losses                                    --              --
                                                      ---------      ----------

Net interest income after
        provision for loan losses                       288,759           3,524

Non-interest income                                         250              --

Non-interest expense:
        Salaries and benefits                           256,876          57,453
        Occupancy and equipment expense                  46,111           2,089
        Other expense                                   131,499         182,600
                                                      ---------      ----------

Total non-interest expense                              434,486         242,142
                                                      ---------      ----------

Net loss                                               (145,477)       (238,618)
                                                      ---------      ----------

Other comprehensive income (loss)                            --              --
                                                      ---------      ----------

Comprehensive income (loss)                           $(145,477)      $(238,618)
                                                      =========      ==========

Net loss per share                                    $   (0.15)     $(2,386.18)
                                                      =========      ==========

Average shares outstanding                              976,669             100
                                                      =========       =========


See accompanying notes to financial statements

                             MARINE BANCSHARES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             Three months ended September 30,
                                                             --------------------------------
                                                                   1999              1998
                                                                   ----              ----
Cash flows from operating activities:
        Net income (loss)                                      $  (121,049)      $  (211,752)
        Adjustments to reconcile net income (loss) to net
               cash used in operating activities:
               Depreciation                                            506             2,964
               Provision for loan losses                                --                --
               (Increase) decrease in deferred
                 offering costs                                         --           (11,030)
               (Increase) decrease in accrued interest
                  and other assets                                  (3,710)          (19,953)
               Increase (decrease) in accrued interest
                  and other liabilities                             47,096           130,173
                                                               -----------       -----------

        Total adjustments                                           43,892           102,154
                                                               -----------       -----------

Net cash used in operating activities                              (77,157)         (109,598)
                                                               -----------       -----------

Cash flow from investing activities:
        Net increase in loans                                           --                --
        Purchase of securities available for sale                       --                --
        Maturity of securities available for sale                       --                --
        Purchase of premises and equipment                        (486,419)           (2,231)
                                                               -----------       -----------
Net cash used in investing activities                             (486,419)           (2,231)
                                                               -----------       -----------

Cash flow from financing activities:
        Net proceeds (retirement) of common stock                       --                --
        Payments on loans payable                                       --                --
        Increase in customer repurchase agreements                      --                --
        Proceeds (repayments) on organizers advances                    --            40,000
                                                               -----------       -----------
Net cash provided by financing activities                               --            40,000
                                                               -----------       -----------

Increase (decrease) in cash and cash equivalents                  (563,576)          (71,829)

Cash and cash equivalents, beginning of period                   9,786,968            74,628
                                                               -----------       -----------

Cash and cash equivalents, end of period                       $ 9,223,392       $     2,799
                                                               ===========       ===========

Supplemental disclosure of cash flow information:
        Cash paid during the period for interest               $        --       $        --
                                                               ===========       ===========

Supplemental schedule of noncash financing activities:
        Settlement of organizers advances in exchange
               for issuance of common stock                    $        --       $        --
                                                               ===========       ===========


See accompanying notes to financial statements

                             MARINE BANCSHARES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Nine months ended September 30,
                                                               --------------------------------
                                                                   1999               1998
                                                                   ----               -----
Cash flows from operating activities:
        Net income (loss)                                      $   (145,477)      $   (238,618)
        Adjustments to reconcile net income (loss) to net
               cash used in operating activities:
               Depreciation                                           2,526              2,964
               Provision for loan losses                                 --                 --
               (Increase) decrease in deferred
                   offering costs                                   199,718            (11,030)
               (Increase) decrease in accrued interest
                  and other assets                                  (24,224)           (17,882)
               Increase (decrease) in accrued interest
                  and other liabilities                              (2,944)            93,496
                                                               ------------       ------------

        Total adjustments                                           175,076             67,548
                                                               ------------       ------------

Net cash provided by (used in) operating activities                  29,599           (171,070)
                                                               ------------       ------------

Cash flow from investing activities:
        Net increase in loans                                            --                 --
        Purchase of securities available for sale                        --                 --
        Maturity of securities available for sale                        --                 --
        Purchase of premises and equipment                         (762,834)            (2,231)
                                                               ------------       ------------
Net cash used in investing activities                              (762,834)            (2,231)
                                                               ------------       ------------

Cash flow from financing activities:
        Net proceeds (retirement) of common stock                10,842,523             (1,100)
        Payments on loans payable                                  (845,000)           (10,000)
        Increase in customer repurchase agreements                       --
        Proceeds (repayments) on organizers advances                (50,000)            40,000
                                                               ------------       ------------
Net cash provided by financing activities                         9,947,523             28,900
                                                               ------------       ------------

Increase (decrease) in cash and cash equivalents                  9,214,288           (144,401)

Cash and cash equivalents, beginning of period                        9,104            147,200
                                                               ------------       ------------

Cash and cash equivalents, end of period                       $  9,223,392       $      2,799
                                                               ============       ============

Supplemental disclosure of cash flow information:
        Cash paid during the period for interest               $     94,108       $      3,196
                                                               ============       ============

Supplemental schedule of noncash financing activities:
        Settlement of organizers advances in exchange
               for issuance of common stock                    $         --       $         --
                                                               ============       ============


See accompanying notes to financial statements

                             MARINE BANCSHARES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED SEPTEMBER 30, 1999



NOTE A - ORGANIZATION AND BASIS OF PRESENTATION


Organization:
        Marine Bancshares, Inc. (the "Company") was incorporated under the laws of the state of Florida on January 23, 1997. The Company is in the development stage and its activities have been limited to the organization of the Bank, as well as the offering of $11,500,000 in common stock (the "Offering"). Approximately $9 million of the proceeds of the Offering are to be used by the Company to provide for the capitalization of the Bank.

Basis of Presentation:
        The accompanying unaudited financial statements include the accounts of the Company. No intercompany accounts or transactions exist.

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been made for the fair presentation of the Company's financial position and results of operations. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.


NOTE B - INITIAL PUBLIC OFFERING


         On February 10, 1999, the Company sold 1,150,000 shares of common stock in a public offering providing net proceeds of approximately $10.8 million after deducting underwriters discounts and offering costs. The net proceeds from the public offering were held in an overnight fed funds account until the Bank obtained its charter, at which time $9.0 million was invested in the Bank. The Bank began operations on October 12, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements, related notes and statistical information included elsewhere herein.

         The Company was incorporated under the laws of the State of Florida on January 23, 1997, primarily to serve as a bank holding company for Marine National Bank of Naples, a de novo national bank in Naples, Florida. The Company sold 1,150,000 shares of its common stock at a price of $10 per share in its initial public offering which was completed on February 10, 1999. Net of selling expenses, the Company received $10,842,623 in the offering. Of these net proceeds, the Company used $9.0 million to purchase 100% of the Bank's common stock immediately prior to commencement of banking operations on October 12, 1999.

         The Company believes that the net proceeds of the offering will satisfy the cash requirements of the Company and the Bank for at least the twelve month period following the opening of the Bank. Accordingly, the Company does not anticipate that it will be necessary to raise additional funds for the operation of the Company and the Bank over the next twelve months.


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

                           PART II. OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits. The following exhibit is filed with this report:

                  Exhibit No.                 Description
                  -----------    ------------------------------------------

                      27         Financial Data Schedule (for SEC use only)


         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: November 12, 1999         By: /s/ Richard E. Horne
                                     ----------------------------------------
                                     Richard E. Horne
                                     President and Chief Executive Officer