Form 10KSB40
period 1999-12-31
MARINE BANCSHARES INC
filed 2000-04-27
CIK 1047136

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1999
                ------------------------------------------------

                         Commission File Number 0-25343

                             MARINE BANCSHARES, INC.

                              A Florida Corporation
                   IRS Employer Identification No. 65-0729764

                           2325 Vanderbilt Beach Road
                              Naples, Florida 34109
                                 (941) 593-6300

                 Securities Registered Pursuant to Section 12(b)
                  of the Securities Exchange Act of 1934: NONE

                 Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934: COMMON STOCK, $.01 PAR VALUE PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Revenue for the fiscal year ended December 31, 1999:   $582,900

The aggregate market value of the common stock of the Registrant held by nonaffiliates of the Registrant (894,232 shares) on March 1, 2000, was $6,036,066. For the purposes of this response, directors, officers and holders of 5% or more of the Registrant's common stock are considered the affiliates of the Registrant at that date.

The number of shares outstanding of the Registrant's common stock, as of March 1, 2000: 1,150,000 shares of $.01 par value common stock.

Documents Incorporated by Reference: PORTIONS OF THE REGISTRANT'S DEFINITIVE PROXY STATEMENT FOR ITS 2000 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS REPORT.

Transitional Small Business Disclosure Format (check one)
Yes [ ]       No [X]

          SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
                               REFORM ACT OF 1995

         Certain statements in this Annual Report on Form 10-KSB constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to the financial condition and prospects, lending risks, plans for future business development and marketing activities, capital spending and financing sources, capital structure, the effects of regulation and competition, and the prospective business of both the Company and the Bank. Where used in this Annual Report, the words "anticipate," "believe," "estimate," "expect," "intend," and similar words and expressions, as they relate to the Company or the Bank or their respective managements, identify forward-looking statements. Such forward-looking statements reflect the current views of the Company and are based on information currently available to the management of the Company and the Bank and upon current expectations, estimates, and projections about the Company and its industry, management's beliefs with respect thereto, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to: (i) significant increases in competitive pressure in the banking and financial services industries; (ii) changes in the interest rate environment which could reduce anticipated or actual margins;
(iii) changes in political conditions or the legislative or regulatory environment; (iv) general economic conditions, either nationally or regionally (especially in southwest Florida), becoming less favorable than expected resulting in, among other things, a deterioration in credit quality; (v) changes occurring in business conditions and inflation; (vi) changes in technology;
(vii) changes in monetary and tax policies; (viii) changes in the securities markets; and (ix) other risks and uncertainties detailed from time to time in the filings of the Company with the Commission.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Marine Bancshares, Inc. (the "Company") was incorporated in January 1997 primarily to serve as a bank holding company for Marine National Bank of Naples, a national banking association then in organization (the "Bank"). For approximately the first 33 months following its incorporation, the main activities of the Company centered on applying for a national bank charter, applying to become a bank holding company, hiring and training bank employees, preparing the banking facilities and premises for opening, and conducting an initial public offering of 1,150,000 shares of its common stock at an offering price of $10.00 per share to raise capital to fund the startup of the Bank. The Company completed its initial public offering in February 1999, and on October 12, 1999, the Bank commenced banking operations.

         The Bank is a full service commercial bank. The business of the Bank consists of attracting deposits from the general public in the Bank's primary service area and using those deposits, together with funds derived from other sources, to originate a variety of commercial, consumer, and residential real estate loans. Although the Bank's lending activities include residential real estate and consumer loans, its efforts are focused on lending relationships with small to medium-sized businesses. The Bank focuses on the smaller commercial customer because management believes that this segment offers the greatest concentration of potential business. Also, the small to mid-size commercial market segment has historically shown a willingness to borrow and carry larger balances. Finally, the Company believes that this market segment tends to be more loyal in its banking relationships.

         The Bank offers a full range of deposit services, including personal and business checking accounts, senior checking accounts, interest-bearing checking accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the principal market area at rates competitive to those offered in the area. In addition, retirement accounts such as Individual Retirement Accounts are available. The Bank's deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank also offers commercial loans, consumer installment loans, real estate loans, construction loans, second mortgage loans (including home equity loans), and lines of credit. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of machinery and equipment. Consumer loans include secured and unsecured loans for financing automobiles, boats, home improvements and personal investments. Other services the Bank offers include ATM and debit cards with access to local and state networks, official bank checks and money orders, travelers checks, bank by mail, safe deposit boxes, wire transfers, direct deposit of payroll and social security checks, automatic drafts for various accounts, VISA and MasterCard credit cards issued through a correspondent bank, and U.S. Savings Bonds.

         The revenues of the Bank are primarily derived from interest on, and fees received in connection with, commercial, real estate, and other loans, from the sales of loans, and from interest on and dividends from investment securities and short-term investments. The principal sources of funds for the Bank's lending activities are deposits, amortization and repayment of loans, sales of loans, and the sale of investment securities. The principal expenses of the Bank are the interest paid on deposits and operating and general administrative expenses.

         The Company has been organized to facilitate the Bank's ability to serve its future customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through the possible acquisition of other financial institutions and the provision of additional banking and non-banking related services, which the traditional commercial bank cannot provide under present laws. Further, the Company may borrow funds, subject to capital adequacy guidelines of the Federal Reserve Board, invest in capital instruments of the Bank and otherwise raise capital in a manner which is unavailable to the Bank under existing banking regulations.

         As is the case with banking institutions generally, the Bank's operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Federal Reserve Board and the FDIC. Deposit flows and cost of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds.

         The Company believes that its personal service strategy enhances the Bank's ability to compete favorably by attracting individuals and local businesses. The Bank competes for loans principally through the type of loans offered, interest rates, loan fees, and the quality of the service it provides. The Bank actively solicits deposit-related customers and competes for deposits by offering customers personal attention, professional services and competitive interest rates.

PRIMARY SERVICE AREA

         The Bank's primary service area is the western portion of Collier County, Florida, which is located on the southwest coast of Florida. Included in this area are the cities of Naples and Marco Island. Naples is the county seat of Collier County and is located 35 miles south of Ft. Myers, Florida and about 120 miles west of Miami, Florida.

         Collier County had an estimated year-round population in 1998 of 203,000 residents, the vast majority of whom live in the western portion of the county. According to Enterprise Florida, Inc., Department of Research, the county's population rises each year by approximately one-third during the winter season (November through April). Based upon a study conducted by the University of Florida Bureau of Economic and Business Research, the Southwest Florida region has been, and is expected to continue to be, one of the fastest growing regions in the United States.

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

COMPETITION

         Competition in the Bank's market area is intense, and market share is fragmented among a number of financial institutions. According to statistics compiled by the FDIC, as of June 30, 1999 approximately 24 financial institutions with a total of 94 branches were located in Collier County. The Bank also competes with finance companies, insurance companies, mortgage companies, securities brokerage firms, money market and mutual funds, loan production offices, and other providers of financial services. Most of the Bank's competitors have been in business for many years, have established customer bases, are substantially larger, have substantially larger lending limits than the Bank and can offer certain services, including multiple branches and international banking services, that the Bank will be able to offer only through correspondent banks, if at all. In addition, most of these entities have greater capital resources than the Bank that, among other things, may allow them to price their services at levels more favorable to clients and to provide larger credit facilities than the Bank.

BANK LOCATION AND FACILITIES

         The main office of the Bank and the Company is located in the northern sector of Naples at 2325 Vanderbilt Beach Road, Naples, Florida, at the northwest corner of the intersection of Airport Pulling Road and Vanderbilt Beach Road.

         The Company is party to a lease with Gulf Coast Commercial Corporation ("GCCC"), an unaffiliated third party real estate development company, pursuant to which the Company leases approximately 7,500 square feet of space on two floors of a multi-story office building to serve as the Bank's and the Company's main office space. The leased office space contains a lobby, executive and customer service offices, teller stations and vault operations. The property also contains a drive-through facility of four lanes and paved parking for customers and employees. The term of the lease is ten years beginning in August 1999. Under the lease, the Company has two options to renew the lease term, each for a five year period. The annual base rental amounts for the first and second years of the lease term is $159,000 and $189,000, respectively, with automatic increases for each year of the term thereafter of between 3% and 6%, based upon increases in the Consumer Price Index. Additional rental amounts will be due for the use of certain common areas and other items.

         The Bank has entered into a contract with GCCC to purchase the approximately 16,000 square foot building the Bank presently occupies and the approximately 1.25-acre parcel of land on which the building is located, for an aggregate purchase price of approximately $3.4 million. Management expects the purchase to close in April 2000. The Bank plans to lease approximately 5,000 square feet of the building which the Bank does not intend to occupy. No agreements with any such lessees have been entered into as of the date of this Annual Report.

PRODUCTS AND SERVICES

         The Bank was established to meet the local consumer and commercial financing needs of the residents and businesses of the Bank's primary service area. The Bank aggressively seeks creditworthy loans in this limited geographic area. The Bank makes commercial loans to small- to medium-sized businesses and professional concerns, consumer loans to individuals, primary and secondary mortgage loans for the acquisition or improvement of personal residences, and real estate related loans, including construction loans for residential and commercial properties.

         Although the Bank takes a progressive and competitive approach to lending, it stresses high quality in its loans. To promote such quality lending, the Board of Directors of the Bank has adopted appropriate lending policies and procedures. Under these policies, a maximum lending authority has been established for each loan officer. Each loan request exceeding a loan officer's authority must be approved by one or more senior officers. On a monthly basis, the entire Board of Directors reviews all loans made in the preceding month. In addition, a loan committee of the Board of Directors of the Bank will review larger loans for prior approval when the loan request exceeds the established limits for the senior officers. Because of the Bank's local focus, management believes it achieves quality control while still providing prompt and personal service.

         The Bank maintains a continuous loan review process designed to promote early identification of credit quality problems. The Bank's credit review administrator is responsible for conducting a continuous internal review which tests compliance with loan policy and documentation of all loans. Any past due loans and identified problem loans are reviewed with the Board of Directors on a monthly basis.

         Under the regulations of the Office of the Comptroller of the Currency (the "OCC"), a national bank's total outstanding loans and extensions of credit, both secured and unsecured, to one borrower may not exceed 15% of the bank's capital and surplus, plus an additional 10% of the bank's capital and surplus if the amount that exceeds the 15% general limit is fully secured by readily marketable collateral, as defined in the regulations. Under these regulations, at December 31, 1999, the Bank's general lending limit to one borrower is approximately $1,200,000, plus an additional $800,000 for loans secured by readily marketable collateral. While the Bank generally employs more conservative lending limits, the Board of Directors has discretion to lend up to these legal limits.

         Commercial Loans. Commercial lending is directed principally toward small to mid-sized businesses, including commercial real estate developers, whose demands for funds either fall within the legal lending limits of the Bank or can be satisfied through loan participations arranged by the Bank. The Bank offers a variety of commercial loan services including term loans, lines of credit, and equipment receivables financing. A broad range of short-to-medium term commercial loans, both collateralized and uncollateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements), and the purchase of machinery and equipment.

         The Bank's commercial loans are underwritten primarily on the basis of the borrower's ability to service such debt from income. As a general practice, the Bank takes as collateral a security interest in any available real estate, equipment, or other chattel, although such loans may be made on an uncollateralized basis. Secured working capital loans is primarily collateralized by short term assets, whereas term loans are collateralized primarily by long term assets.

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

         Residential Real Estate Loans. The Bank makes real estate loans, consisting primarily of one- to four-unit family structures. The loans, which generally are long-term, will have either fixed or variable interest rates. It is the Bank's general policy to retain all variable interest rate mortgage loans in the Bank's loan portfolio and to sell all fixed rate loans in the secondary market. This policy is subject to review by management and the Bank's Board of Directors as a result of changing market and economic conditions and other relevant factors.

         Retention of variable interest rate loans in the Bank's loan portfolio has reduced the Bank's exposure to fluctuations in interest rates. However, such loans generally pose credit risks different from the risks inherent in fixed rate loans, primarily because as interest rates rise the underlying payments from the borrowers rise, thereby increasing potential for default.

         Additionally, the Bank makes residential construction loans for one- to four-unit family structures. The Bank requires a first lien position on the land associated with the construction project and offers these loans to homeowners and qualified builders. Loan disbursements require on-site inspections to assure the project is on budget and that the loan proceeds are being used for the construction project and not diverted to another project. The loan-to-value ratio for such loans is generally 80% of the lower of as-built appraised value or project cost, and a maximum of 90% if the loan is amortized. To be eligible for a residential construction loan, a borrower must be pre-qualified for permanent financing.

         Consumer Loans. The Bank makes consumer loans, consisting primarily of installment loans to individuals for personal, family and household purposes, including loans for automobiles, home improvements, second mortgages, home equity lines of credit, and investments. Consumer loans are attractive to the Bank because they typically have a shorter term and carry higher interest rates than that charged on other types of loans. Consumer loans, however, do pose additional risks of collectibility when compared to traditional types of loans granted by commercial banks such as residential mortgage loans. In many instances, the Bank is required to rely on the borrower's ability to repay since the collateral may be of reduced value at the time of collection. Accordingly, the initial determination of the borrower's ability to repay is of primary importance in the underwriting of consumer loans. Additional risks associated with consumer loans include, but are not limited to, fraud, deteriorated or non-existent collateral, general economic downturn, customer financial problems, and changes in interest rates.

         Deposits. The Bank attracts deposits by offering a broad array of competitively priced deposit services, including personal and business checking accounts, senior checking accounts, interest-bearing checking accounts, regular savings accounts, money market deposits (transaction and investment), certificates of deposit, retirement accounts, and other deposit or fund transfer services as permitted by law or regulation and required to remain competitive in the Bank's market. The Bank seeks deposits through an aggressive marketing plan in its overall service area, a broad product line, and competitive services. The primary sources of deposits are residents and businesses located in the Bank's primary service area, attracted through personal solicitation by the Bank's officers and directors, direct mail solicitations, and advertisements published in the local media.

         Other Bank Services. Management of the Bank may also be able to provide other bank services, such as loans in excess of the Bank's lending limits, through relationships with correspondent banks and other third party service providers. There can be no assurance, however, that the Bank will be able to establish such relationships.

INVESTMENTS

         Funds generated by the Bank as a result of increases in deposits, decreases in loans, or otherwise which are not immediately used by the Bank are invested in securities to be held in the investment portfolio. Such investments consist primarily of obligations of the United States agencies (or obligations guaranteed as to principal and interest by United States agencies) and other investment grade securities, in compliance with the laws and regulations applicable to national banks. The investment portfolio is structured so that it provides for an ongoing source of funds for meeting loan and deposit demands and for reinvestment opportunities to take advantage of changes in the interest rate environment.

ASSET/LIABILITY MANAGEMENT

         It is the objective of the Bank's management to manage the Bank's assets and liabilities to provide a stable net interest margin, a profitable after-tax return on assets and return on equity, and adequate liquidity. These management functions are conducted within the framework of written loan and investment policies, which the Bank has adopted. The Bank monitors its rate sensitive assets and rate sensitive liabilities.

DATA PROCESSING

         The Bank has entered into a five-year data processing servicing agreement with Intercept Group, Inc., which provides for the Bank to receive a full range of data processing services, including an automated general ledger, deposit accounting, commercial, real estate and installment lending data processing, central information file and ATM processing. Investment portfolio accounting is provided by SunTrust Bank, and payroll processing is provided by Prime Pay.

EMPLOYEES

         At March 15, 2000, the Bank employed 16 persons on a full-time basis, including six officers, and two persons on a part-time basis. The Bank will hire additional persons as needed, including additional tellers and financial service representatives. All employees of the Company are also employed by the Bank, and all of the compensation paid to such employees is paid by the Bank.

SUPERVISION AND REGULATION

         The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Bank are closely supervised by a number of regulatory agencies, including the Federal Reserve Board, the OCC, the FDIC and, to a limited extent, the Florida Department of Banking and Finance (the "Florida Banking Department").

         The Company is regulated by the Federal Reserve Board under the federal Bank Holding Company Act, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy, the Company may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve Board policy, the Company may not deem it advisable to provide such assistance.

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the Company, or any other bank holding company located in Florida, may acquire a bank located in any other state, and a bank holding company located outside Florida may acquire any Florida-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions.

         De novo branching by an out-of-state bank is lawful only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state remains subject to applicable state branching laws.

         On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act was signed into law. The Financial Services Modernization Act eliminates the barriers erected by the 1933 Glass-Steagall Act and amends the Bank Holding Company Act of 1956, among other statutes. Further, it allows for the affiliation of banking, securities and insurance activities in new financial services organizations.

         A dominant theme of the new legislation is functional regulation of financial services, with the primary regulator of the company being the agency which traditionally regulates the activity in which the company wishes to engage. For example, the Securities and Exchange Commission will regulate bank securities transactions, and the various banking regulators will oversee banking activities.

         The principal provisions of the Financial Services Modernization Act will permit the Company, if it meets the standards for a "well-managed" and "well-capitalized" institution and has at least a "satisfactory" Community Reinvestment Act performance, to engage in any activity that is "financial in nature," including security and insurance underwriting, investment banking, and merchant banking investing in commercial and industrial companies. The Company, if it satisfies the above criteria, can file a declaration of its status as a "financial holding company" ("FHC") with the Federal Reserve, and thereafter engage directly or through nonbank subsidiaries in the expanded range of activities which the Financial Services Modernization Act identifies as financial in nature. Further, the Company, if it elects FHC status, will be able to pursue additional activities which are incidental or complementary in nature to a financial activity, or which the Federal Reserve subsequently determines to be financial in nature. The Financial Services Modernization Act will also allow the Bank, with OCC approval, to control or hold an interest in a "financial subsidiary" which may engage in, among other things, the activities specified in the Financial Services Modernization Act as being financial in nature. Such a subsidiary, though, is not permitted to engage in insurance underwriting or annuity issuance, real estate development, investment activities, or merchant banking activities. Further, any financial subsidiary that the Bank created would generally be treated as an affiliate of the Bank, rather than as a subsidiary for purposes of affiliate transaction restrictions of Sections 23A and 23B of the Federal Reserve Act.

         It is expected that the Financial Services Modernization Act will facilitate further consolidation in the financial services industry on both a national and international basis, and will cause existing bank holding companies to restructure their existing activities in order to take advantage of the new powers granted and comply with their attendant requirements and conditions.

         A bank holding company which has not elected to become a FHC will generally be prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, these non-FHC bank holding companies will still be able to engage in certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

         These activities, including those listed below, are left unchanged by the Financial Services Modernization Act which does not prohibit non-FHC bank holding companies from engaging in these activities. The list of permissible nonbanking activities includes the following activities: extending credit and servicing loans; acting as investment or financial advisor to any person, with certain limitations; leasing personal and real property or acting as a broker with respect thereto; providing management and employee benefits consulting advice and career counseling services to nonaffiliated banks and nonbank depository institutions; operating certain nonbank depository institutions; performing certain trust company functions; providing certain agency transactional services, including securities brokerage services, riskless principal transactions, private placement services, and acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing check-guaranty, collection agency and credit bureau services; engaging in asset management, servicing and collection activities; providing real estate settlement services; acquiring certain debt which is in default; underwriting and dealing in obligations of the United States, the states and their political subdivisions; engaging as a principal in foreign exchange trading and dealing in precious metals; providing other support services such as courier services and the printing and selling of checks; and investing in programs designed to promote community welfare.

         In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition and gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Generally, bank holding companies must obtain approval of the Federal Reserve Board to engage in any activity not previously approved by the Federal Reserve Board or to modify in any material respect as activity for which Federal Reserve Board approval had been obtained.

         The Company is also regulated by the Florida Banking Department under the Florida Banking Code, which requires every bank holding company to obtain the prior approval of the Florida Commissioner of Banking before acquiring more than 5% of the voting shares of any Florida bank or all or substantially all of the assets of a Florida bank, or before merging or consolidating with any Florida bank holding company. A bank holding company is generally prohibited from acquiring ownership or control of 5% or more of the voting shares of any Florida bank or Florida bank holding company unless the Florida bank or all Florida bank subsidiaries of the bank holding company to be acquired have been in existence and continuously operating, on the date of the acquisition, for a period of three years or more. However, approval of the Florida Banking Department is not required if the bank to be acquired, or all bank subsidiaries of the Florida bank holding company to be acquired, are national banks.

         The Bank is also subject to the Florida banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. In addition, the Bank, as a subsidiary of the Company, is subject to restrictions under federal law in dealing with the Company and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

         Loans and extensions of credit by national banks are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person if the loans and extensions of credit are not fully secured by collateral having a market value at least equal to their face amount. In addition, a national bank may grant loans and extensions of credit to such person up to an additional 10% of its unimpaired capital and surplus, provided that each loan or extension of credit is fully secured by readily marketable collateral having a market value, determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions. Such exceptions include certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of bankers' acceptances, loans secured by documents of title, loans secured by U.S. obligations and loans to or guaranteed by the federal government, and loans or extensions of credit which have the approval of the OCC and which are made to a financial institution or to any agent in charge of the business and property of the financial institution.

         Both the Company and the Bank are subject to regulatory capital requirements imposed by the Federal Reserve Board and the OCC. The Federal Reserve Board and the OCC have issued risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies, on a consolidated basis with the banks owned by the holding company, as well as to state member banks. The OCC's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar), provide that banking organizations must have capital equivalent to at least 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category.

         For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category, while a risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk- weighted assets. Both the Federal Reserve Board and the OCC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions must maintain a ratio of at least 3% "Tier 1" capital to total weighted risk assets (net of goodwill, certain intangible assets, and certain deferred tax assets). Tier 1 capital includes common shareholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

         Both the risk-based capital guidelines and the leverage ratio are minimum requirements. They are applicable to all banking institutions unless the applicable regulating authority determines that different minimum capital ratios are appropriate for a particular institution based upon its circumstances. Institutions operating at or near these ratios are expected to have well-diversified risks, excellent control systems, high asset quality, high liquidity, good earnings, and in general must be considered strong banking organizations, rated composite 1 under the CAMELS rating system of banks or the BOPEC rating system of bank holding companies. The OCC requires that all but the most highly-rated banks and all banks with high levels of risk or experiencing or anticipating significant growth will maintain ratios at least 100 to 200 basis points above the stated minimums. The Federal Reserve Board requires bank holding companies without a BOPEC-1 rating to maintain a ratio of at least 4% Tier 1 capital to total assets; furthermore, banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the 3% and 4% minimum levels.

         The FDIC adopted a rule substantially similar to that issued by the Federal Reserve Board, establishing a minimum leverage ratio of 3% and providing that FDIC-regulated banks with anything less than a CAMELS-1 rating must maintain a ratio of at least 4%. In addition, the FDIC rule specifies that a depository institution operating with less than the applicable minimum leverage capital requirement will be deemed to be operating in an unsafe and unsound manner unless the institution is in compliance with a plan, submitted to and approved by the FDIC, to increase the ratio to an appropriate level. Finally, the FDIC requires any insured depository institution with a leverage ratio of less than 2% to enter into and be in compliance with a written agreement between it and the FDIC (or the primary regulator, with the FDIC as a party to the agreement). Such an agreement will nearly always contemplate immediate efforts to acquire the capital required to increase the ratio to an appropriate level. Institutions that fail to enter into or maintain compliance with such an agreement will be subject to enforcement action by the FDIC.

         The OCC's guidelines provide that intangible assets are generally deducted from Tier 1 capital in calculating a bank's risk-based capital ratio. However, certain intangible assets which meet specified criteria ("qualifying intangibles") are retained as a part of Tier 1 capital. The OCC has modified the list of qualifying intangibles, currently including only purchased credit card relationships and mortgage and non-mortgage servicing assets, whether originated or purchased and excluding any interest-only strips receivable related thereto. Furthermore, the OCC's guidelines formerly provided that the amount of such qualifying intangibles that may be included in Tier 1 capital was limited to a maximum of 50% of total Tier 1 capital. The OCC has amended its guidelines to increase the limitation on such qualifying intangibles from 50% to 100% of Tier 1 capital, of which no more than 25% may consist of purchased credit card relationships and non-mortgage servicing assets. Furthermore, banks may now deduct from Tier 1 capital disallowed servicing assets on a basis that is net of any associated deferred tax liability. Deferred tax liabilities netted this way may not also be netted against deferred tax assets when determining the amount of deferred tax assets that are dependent upon future taxable income.

         In addition, the OCC has adopted rules which clarify treatment of asset sales with recourse not reported on a bank's balance sheet. Among assets affected are mortgages sold with recourse under Fannie Mae, Freddie Mac and Farmer Mac programs. The rules clarify that even though those transactions are treated as asset sales for bank Call Report purposes, those assets will still be subject to a capital charge under the risk-based capital guidelines.

         The risk-based capital guidelines of the OCC, the Federal Reserve Board and the FDIC explicitly include provisions regarding a bank's exposure to declines in the economic value of its capital due to changes in interest rates to ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

         The OCC, the Federal Reserve Board and the FDIC recently added a provision to the risk-based capital guidelines that supplements and modifies the usual risk-based capital calculations to ensure that institutions with significant exposure to market risk maintain adequate capital to support that exposure. Market risk is the potential loss to an institution resulting from changes in market prices. The modifications are intended to address two types of market risk: general market risk, which includes changes in general interest rates, equity prices, exchange rates, or commodity prices, and specific market risk, which includes particular risks faced by the individual institution, such as event and default risks. The provision defines a new category of capital, Tier 3, which includes certain types of subordinated debt. The provision automatically applies only to those institutions whose trading activity, on a worldwide consolidated basis, equals either (i) 10% or more of total assets or
(ii) $1 billion or more, although the agencies may apply the provision's requirements to any institution for which application of the new standard is deemed necessary or appropriate for safe banking practices. For institutions to which the modifications apply, Tier 3 capital may not be included in the calculation rendering the 8% credit risk ratio; the sum of Tier 2 and Tier 3 capital may not exceed 100% of Tier 1 capital; and Tier 3 capital is used in both the numerator and denominator of the normal risk-based capital ratio calculation to account for the estimated maximum amount that the value of all positions in the institution's trading account, as well as all foreign exchange and commodity positions, could decline within certain parameters set forth in a model defined by the statute. Furthermore, covered institutions must "backtest," comparing the actual net trading profit or loss for each of its most recent 250 days against the corresponding measures generated by the statutory model. Once per quarter, the institution must identify the number of times the actual net trading loss exceeded the corresponding measure and must then apply a statutory multiplication factor based on that number for the next quarter's capital charge for market risk.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), enacted on December 19, 1991, provides for the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the FDICIA does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations putting the monitoring plan into effect. The FDICIA creates five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the FDICIA and which will be used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the institution is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

         As an institution's capital levels decline, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

         In response to the directive issued under the Act, the regulators have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:


                                    Total Risk-Based                Tier 1 Risk-Based                    Tier 1
                                     Capital Ratio                    Capital Ratio                  Leverage Ratio
                                     -------------                    -------------                  --------------
Well capitalized(1)                 (greater than or equal to) 10%   (greater than or equal to) 6%  (greater than or equal to) 5%
Adequately  Capitalized(1)          (greater than or equal to)  8%   (greater than or equal to) 4%  (greater than or equal to) 4%(2)
Undercapitalized(4)                                           < 8%                            < 4%                           < 4%(3)
Significantly Undercapitalized(4)                             < 6%                            < 3%                           < 3%
Critically Undercapitalized                                     -                               -      (less than or equal to) 2%(5)

(1) An institution must meet all three minimums.
(2) (greater than or equal to) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) < 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(4) An institution falls into this category if it is below the specified capital level for any of the three capital measures.
(5) Ratio of tangible equity to total assets.

         The FDICIA also provides that each Federal banking agency must prescribe safety and soundness standards in certain areas of banking practice. In order to comply with the FDICIA, the Federal Reserve Board, the OCC and the FDIC have adopted regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits.

         Both the capital standards and the safety and soundness standards which the FDICIA seeks to implement are designed to bolster and protect the deposit insurance fund.

         As a national bank, the Bank is subject to examination and review by the OCC. This examination is typically completed on-site every eighteen months and the Bank is subject to off-site review at call. The OCC, at will, can access quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

         As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Company and each of its subsidiaries.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The main office of the Bank is located in the northern area of Naples at the northwest corner of the intersection of Airport Pulling Road and Vanderbilt Beach Road. The Company is party to a lease with Gulf Coast Commercial Corporation, an unaffiliated third party real estate development company, pursuant to which the Company leases approximately 7,500 square feet of space on two floors of a multi-story office building to serve as the Bank's and the Company's main office space. The leased office space consists of a lobby, executive and customer service offices, teller stations and vault operations. The property also contains a drive-through facility of four lanes and paved parking for customers and employees. The term of the lease is ten years beginning in August 1999. Under the lease, the Company has two options to renew the lease term, each for a five year period. The annual base rental amounts for the first and second years of the lease term is $159,000 and $189,000, respectively, with automatic increases for each year of the term thereafter of between 3% and 6%, based upon increases in the Consumer Price Index. Additional rental amounts will be due for the use of certain common areas and other items.

         The Bank has entered into a contract with GCCC to purchase the approximately 16,000 square foot building the Bank presently occupies and the approximately 1.25-acre parcel of land on which the building is located, for an aggregate purchase price of approximately $3.4 million. Management expects the purchase to close in April 2000. The Bank plans to lease approximately 5,000 square feet of the building which the Bank does not intend to occupy. No agreements with any such lessees have been entered into as of the date of this Annual Report.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 1999 Annual Meeting of Shareholders of the Company was held on December 16, 1999. Richard E. Horne and Earl G. Hodges were each re-elected by the shareholders to serve as a Class I director, for a term expiring at the Company's 2002 Annual Meeting of Shareholders. 839,672 votes were cast in favor and 14,000 votes were withheld for each of the directors.

         No other matters were presented or voted on at the 1999 Annual Meeting.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         MARKET INFORMATION

         The Company's common stock trades on the OTC Bulletin Board under the symbol "MBSK." The common stock began trading on the OTC Bulletin Board on February 10, 1999. The following table sets forth for the periods indicated the quarterly high and low bid quotation per share as reported by the OTC Bulletin Board. These quotations reflect inter-dealer prices without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.


                                                                              High        Low
                                                                              ----        ---
Fiscal year ended December 31, 1999
     Fourth quarter..................................................       $7.625      $6.000
     Third quarter...................................................        8.250       7.000
     Second quarter..................................................        9.750       8.500

         HOLDERS OF COMMON SHARES

         As of March 17, 2000, there were 99 holders of record of the Company's common stock.

         DIVIDENDS

         To date, the Company has not declared or paid any dividends on its common stock. As the Company and the Bank are both start-up operations, it is the policy of the Board of Directors of the Company to reinvest earnings for such period of time as is necessary to ensure the success of the operations of the Company and of the Bank. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.

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

ORGANIZATION

         The Company was incorporated in January 1997 to serve as a holding company for the Bank. For approximately the first 33 months of operation, the Company's main activities centered on applying for a national bank charter, applying to become a bank holding company, preparing the banking facilities, hiring and training bank personnel, and raising capital in an initial public offering to fund the start-up of the Bank. On October 12, 1999, the Bank commenced operations.

RESULTS OF OPERATIONS

         During the development stage, from January 23, 1997 (date of incorporation) to October 12, 1999 (the date the Bank opened), the Company's net loss amounted to approximately $1,023,000. Net loss from October 12, 1999 to December 31, 1999 amounted to approximately $465,000. Losses from January 23, 1997 to December 31, 1999 amounted to $1,488,000.

         Net Interest Income

         Net interest income is the principal component of a financial institution's income and represents the difference between interest and certain fee income generated from earning assets and the interest expense paid on deposits and other borrowed funds. Fluctuations in interest rates, as well as volume and mix changes in earning assets and interest-bearing liabilities, can materially impact net interest income. The Bank had no investments in tax-exempt securities during 1999 and, accordingly, no adjustment is necessary to facilitate comparisons on a taxable equivalent basis.

         The following table sets forth, for the period indicated, certain information related to the Company's average balance sheet, its yields on average earning assets and its average rates on interest-bearing liabilities. Such yields and rates are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the Bank's daily balances and from the Company's month-end balances during the period indicated.


                                                             Year Ended December 31, 1999
                                                                        Interest
                                                        Average          Income/          Yield/
                                                        Balance          Expense           Rate
                                                        -------          -------           ----
                                                             (dollar amounts in thousands)
ASSETS
Earning assets:
   Loans(1) ....................................       $    414         $     36           8.69%
   Investment securities and other(2) ..........          8,680              446           5.14
   Federal funds sold and repurchase agreement .          1,855               98           5.28
                                                       --------         --------
      Total earning assets .....................         10,949              580           5.30%
Cash and due from banks ........................            340
Premises and equipment, net ....................            407
Other assets ...................................             98
Allowance for loan losses ......................             (4)
                                                       --------
      Total assets .............................       $ 11,790
                                                       ========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Interest-bearing demand deposits ............       $     64         $      3           4.68%
   Savings deposits ............................              8               --             --
   Money market deposits .......................             91                4           4.40
   Certificates of deposit of $100,000 or more .            552               38           6.88
   Other time deposits .........................          1,845              128           6.94
   Repurchase agreements .......................             19                1           5.26
   Other borrowed funds ........................             60               10          16.67
                                                       --------         --------
Total interest-bearing liabilities .............          2,624              184           7.01%
Noninterest-bearing demand deposits ............            139
Other liabilities ..............................            106
Shareholders' equity ...........................          8,921
      Total liabilities and shareholders' equity       $ 11,790
                                                       ========
Net interest income ............................                        $    396
                                                                        ========
Net interest spread ............................                                          (1.71)%
Net interest margin ............................                                           3.62%

(1)      During 1999, all loans were accruing interest.
(2) The yield on investment securities is computed based upon the average balance of investment securities at amortized cost and does not reflect the unrealized gains or losses on such investments.

         As reflected above, average yield on earning assets amounted to 5.30%, while the average cost of funds amounted to 7.01%. Net interest yield is computed by subtracting interest expense from interest income and dividing the resulting figure by average interest-earning assets. Net interest yield for the year ended December 31, 1999 amounted to 3.62%. The high rate on other borrowed funds reflected the one-time payment of fees in addition to interest.

         To counter potential declines in the net interest margin and the interest rate risk inherent in the balance sheet, the Bank will periodically adjust the rates and terms of its interest-bearing liabilities in response to general market rate changes and the competitive environment. Management monitors Federal funds sold levels throughout the year, investing any funds not necessary to maintain appropriate liquidity in higher yielding investments such as short-term U.S. government and agency securities. The Bank will continue to manage its balance sheet and its interest rate risk based on changing market interest rate conditions.

         Rate/Volume Analysis of Net Interest Income

         A rate/volume analysis of net interest income cannot be provided as of December 31, 1999 because at that date the Bank had been operating for less than two years.

         Non-Interest Income

         Non-interest income consists of revenues generated from a broad range of financial services, products and activities, including fee-based services, service fees on deposit accounts and other activities. In addition, gains realized from the sale of other real estate owned, and investments available for sale are included in non-interest income.

         Non-interest income for the year ended December 31, 1999 amounted to $3,237 and represented 0.03% of average assets. Management expects non-interest income as a percentage of average assets to increase significantly in 2000.

         Non-Interest Expense

         Non-interest expense for the year ended December 31, 1999 amounted to $973,941. As a percent of total average assets, non-interest expense amounted to 8.26%. The components of non-interest expense for 1999 are set forth below.


              Salaries and benefits...............................        $505,363
              Occupancy...........................................         144,928
              Advertising and public relations....................          25,659
              Legal, professional and outside services............          75,008
              Other operating expenses............................         222,983
                                                                          --------
                   Total non-interest expense.....................        $973,941
                                                                          ========

         Provision for Loan Losses

         During 1999, $49,500 was provided to the allowance for loan losses. There were no charge-offs during 1999. As of December 31, 1999, management considers the allowance for loan losses to be adequate to absorb expected future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

FINANCIAL CONDITION

         Loan Portfolio

         The following table presents various categories of loans contained in the Bank's loan portfolio at December 31, 1999:

                                                                AS OF
         TYPE OF LOAN                                     DECEMBER 31, 1999
         ------------                                     -----------------
          Commercial ..........................               $1,674,922

          Consumer ............................                1,185,879

          Real Estate .........................               $  477,077
                                                              ----------

               Subtotal .......................                3,337,878

               Less: Allowance for loan losses                    49,500
                                                              ----------

                       Total (net of allowance)               $3,288,378
                                                              ==========

         The following is a presentation of an analysis of contractual maturities of loans at December 31, 1999 (in thousands):


                       DUE IN 1         DUE AFTER 1 TO       DUE AFTER
TYPE OF LOAN         YEAR OR LESS          5 YEARS            5 YEARS             TOTAL
------------         ------------          -------            -------             -----
                                                 (in thousands)
Commercial              $    0             $  878             $  754             $1,632
Consumer ..              1,204                 25                  0              1,229
Real Estate                  0                  0                477                477
                        ------             ------             ------             ------
Total .....             $1,204             $  903             $1,231             $3,338
                        ======             ======             ======             ======


         For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates at December 31, 1999 (in thousands):


                                            DUE IN 1       DUE AFTER 1 TO       DUE AFTER
TYPE OF LOAN                              YEAR OR LESS        5 YEARS            5 YEARS            TOTAL
------------                              ------------        -------            -------            -----
                                                                 (in thousands)
Predetermined fixed interest rate            $1,379            $  154            $    0            $1,533
Floating interest rate ..........             1,556               249                 0             1,805
                                             ------            ------            ------            ------
Total ...........................            $2,935            $  403            $    0            $3,338
                                             ======            ======            ======            ======

         As of December 31, 1999, all loans were accruing interest, no accruing loans were contractually past due 90 days or more as to principal and interest payments and no loans were defined as "troubled debt restructurings."

         As of December 31, 1999, no loans were classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or
(ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. As of December 31, 1999, there were no loans with respect to which known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

         Accrual of interest is discontinued on a loan when management determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. Interest accrual was not discontinued on any loans during 1999.

         Summary of Loan Loss Experience

         An analysis of the Bank's loan loss experience for fiscal 1999 is furnished in the following table, as well as a breakdown of the allowance for possible loan losses:

               ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                                                     YEAR ENDED
                                                                                 DECEMBER 31, 1999
                                                                                 -----------------
           Balance at beginning of period.................................            $     0
           Charge-offs....................................................                  0
           Recoveries.....................................................                  0
           Additions charged to operations................................             49,500
                                                                                      -------
           Balance at end of period.......................................            $49,500
                                                                                      =======
           Ratio of net charge-offs during the period to
               average loans outstanding during the period................                  0%
                                                                                      =======

         At December 31, 1999 the allowance was allocated as follows:


                                                                                    PERCENT OF LOANS
                                                                                    IN EACH CATEGORY
                                                                       AMOUNT         TO TOTAL LOANS
                                                                       ------         --------------
Commercial....................................................         $10,770             48.9%
Consumer......................................................           4,950             36.8%
Real estate...................................................           1,430             14.3%
Unallocated...................................................          32,350

         Total................................................         $49,500            100.0%
                                                                       =======            =====

         Loan Loss Reserve

         In considering the adequacy of the Bank's allowance for possible loan losses, management has focused on the fact that as of December 31, 1999, 48.9% of outstanding loans are in the category of commercial loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Bank's loan portfolio. However, all of the commercial loans outstanding at December 31, 1999 were made on a secured basis. Management believes that the secured condition of its commercial loan portfolio reduces the risk of loss inherently present in commercial loans.

         The Bank's consumer loan portfolio constitutes 36.8% of outstanding loans at December 31, 1999. At December 31, 1999 the majority of the Bank's consumer loans were secured by collateral primarily consisting of automobiles, boats and marketable securities. Management believes that these loans involve less risk than commercial loans.

         Real estate mortgage loans constituted 14.3% of outstanding loans at December 31, 1999. These loans are considered by management to be well secured with a low risk of loss.

         A review of the loan portfolio by an independent firm is conducted annually. The purpose of this review is to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion, the report is approved by the Board and management of the Bank. In addition to the above review, the Bank's primary regulator, the OCC, also conducts an examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Board and management of the Bank. Information provided from the above two independent sources, together with information provided by the management of the Bank and other information known to members of the Board, are utilized by the Board to monitor, on a quarterly basis, the loan portfolio. Specifically, the Board attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

         Deposits

         The following table presents, for the year ended December 31, 1999, the average amount of and average rate paid on each of the following deposit categories (in thousands):


                                                                          YEAR ENDED DECEMBER 31, 1999
DEPOSIT CATEGORY                                                   AVERAGE AMOUNT            AVERAGE RATE PAID
----------------                                                   --------------            -----------------
                                                                                 (in thousands)
Non-interest bearing  demand deposits...............                    $139                         --
NOW and money market deposits.......................                     155                       4.52%
Savings deposits....................................                       8                       3.51%
Time deposits.......................................                  $2,397                       6.93%

         The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 1999:


                                                               MATURITIES OF
                                                      TIME CERTIFICATES OF DEPOSIT
                                                         AT DECEMBER 31, 1999
                                                   AMOUNT                  AVERAGE RATE
                                                   ------                  ------------
                                                             (in thousands)
3 months or less.................                 $   100                      6.99%
3-6 months.......................                   1,525                      6.99%
6-12 months......................                   9,225                      6.99%
over 12 months...................                       0                        --
                                                  -------                      ----
     Total.......................                 $10,850                      6.99%
                                                  =======                      ====

         Investment Portfolio

         As of December 31, 1999, investment securities comprised approximately 71% of the Bank's assets, federal funds sold comprised approximately 15% of the Bank's assets, and net loans comprised approximately 8% of the Bank's assets. The Bank invests primarily in obligations guaranteed as to principal and interest by the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation and obligations of agencies of the United States. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and acts as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

         The following table presents the book value of the Bank's investments at December 31, 1999. All securities held at December 31, 1999 were categorized as available for sale.

                                                                                  AT
                                                                          DECEMBER 31, 1999
                                                                          -----------------
                                                                           (in thousands)
                    Investments available for sale:
                      Mortgage backed securities of U.S. agencies....         $ 14,993
                      Obligations of U.S. agencies...................           14,099
                      Commercial paper...............................              986
                      Federal Reserve Bank stock.....................              270
                                                                              --------
                         Total.......................................         $ 30,348
                                                                              ========

         The following table indicates, as of December 31, 1999, the amount of investments due by weighted average life in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years (in thousands):


                                                                              WEIGHTED
                                                                               AVERAGE
                                                             AMOUNT            YIELD(1)
                                                             ------            --------
                                                                   (in thousands)
Investments available for sale:
0 - 1 year.......................................           $  6,252             6.13%
Over 1 through 5 years...........................             22,836             6.44%
Over 5 through 10 years..........................                990             6.89%
Over 10 years....................................                 --               --
Federal Reserve Bank Stock, no maturity..........                270               --
                                                            --------             ----
           Total.................................           $ 30,348             6.39%
                                                            ========             ====

         ---------------
         (1) The Bank has not invested in any tax-exempt obligations.

         Interest Rate Sensitivity

         Net interest income, the Bank's primary source of earnings, fluctuates with significant interest rate movements. To lessen the impact of these margin swings, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

         Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities, at a given time interval. The general objective of gap management is to actively manage rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize The Bank overall interest rate risks.

         The asset mix of the Bank's balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at year-end 1999 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                                                             AFTER
                                                             THREE          AFTER SIX       AFTER ONE
                                               WITHIN        MONTHS           MONTHS        YEAR BUT
                                               THREE       BUT WITHIN       BUT WITHIN    WITHIN FIVE      AFTER FIVE
                                               MONTHS      SIX MONTHS        ONE YEAR         YEARS           YEARS        TOTAL
                                               ------      ----------        --------         -----           -----        -----
                                                                           (in thousands)
EARNING ASSETS
Loans ..................................       $2,001        $   312         $    622         $   403        $   --        $ 3,338
FHLMC and FNMA guaranteed
   securities and Federal Reserve Bank
   stock ...............................        1,088            659            6,251          18,689         2,661         29,348
Commercial paper and
   U.S. Government agency securities ...          500            500               --              --            --          1,000
Federal funds sold .....................        6,093             --               --              --            --          6,093
                                               ------        -------         --------         -------        ------        -------
     Total earning assets ..............       $9,682        $ 1,471         $  6,873         $19,092        $2,661        $39,779
                                               ======        =======         ========         =======        ======        =======

SUPPORTING SOURCES OF FUNDS
Interest-bearing demand deposits and
   savings .............................       $1,020        $    66         $    128         $   812           $--        $ 2,026
Repurchase agreements ..................        1,114             --               --              --            --          1,114
Certificates, less than $100 M .........           --          6,153           12,306             145            --         18,604
Certificates, $100M and over ...........          100          1,525            9,225              --            --         10,850
                                               ------        -------         --------         -------        ------        -------
     Total interest-bearing liabilities        $2,234        $ 7,744         $ 21,659         $   957        $    0        $32,594
                                               ======        =======         ========         =======        ======        =======
Interest-sensitivity gap ...............       $7,448        $(6,273)        $(14,786)        $18,135        $2,661
Cumulative interest-sensitivity gap ....       $7,448        $(1,175)        $(13,611)        $ 4,525        $7,186
Ratio of cumulative gap to
   total earning assets ................         18.7%           3.0%           (34.2)%          11.4%         18.1%
Ratio of interest-sensitive assets to ..        433.4%          19.0%            31.7%         1995.0%            *
   interest-sensitive liabilities

------------------------------------
* Not meaningful.

         As evidenced by the table above, the Bank is cumulatively liability sensitive within one year. In a declining interest rate environment, a liability sensitive position is generally more advantageous since liabilities are repriced sooner than assets. Conversely, in a rising interest rate environment, an asset sensitive position is generally more advantageous as earning assets are repriced sooner than the liabilities. With respect to the Bank, an increase in interest rates over the next year would result in lower earnings while a decline in interest rates will increase income. This, however, assumes that all other factors affecting income remain constant.

         As the Bank continues to grow, management will continuously structure its rate sensitivity position to reduce the risk of rapidly rising or falling interest rates. The Bank's Asset/Liability Committee meets on a quarterly basis and develops management's strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements.

         Liquidity

         Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. The Bank's liquidity position was initially established with the net proceeds of the sale of $10.8 million of the common stock of the Company in its initial public offering. As the Bank grows, liquidity needs can be met either by converting assets to cash or by attracting new deposits. Bank deposits grew to $32.1 million at December 31, 1999. Below are the pertinent liquidity balances and ratios at December 31, 1999.

                                                                                   AT
                                                                           DECEMBER 31, 1999
                                                                           -----------------
                                                                             (in thousands)
           Cash and cash equivalents...................................         $ 7,166
           Securities available for sale...............................         $29,874
           CDs over $100,000 to total deposits ratio...................            33.7%
           Loan to deposit ratio.......................................            10.4%

           Cash and cash equivalents are the primary source of liquidity. At December 31, 1999, cash and cash equivalents amounted to $7.2 million, representing 17.0% of total assets. Securities available for sale provide a secondary source of liquidity. Approximately $5.9 million of the $29.9 million in the Bank's securities portfolio is scheduled to mature in 2000.

           At December 31, 1999, large denomination certificates accounted for 33.7% of total deposits. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands. Significant withdrawals of large denomination CDs may have a material adverse effect on the Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in Collier County, Florida, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Collier County, as outside depositors are generally more likely to be interest rate sensitive.

           Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 1999, the Company had no brokered deposits in its portfolio.

           Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way in the foreseeable future.

RETURN ON EQUITY AND ASSETS

           Returns on average consolidated assets and average consolidated equity for the year ended December 31, 1999 are as follows:


                                                                               YEAR ENDED
                                                                            DECEMBER 31, 1999
                                                                            -----------------
Return (loss) on average assets........................................           (5.30)%
Return (loss) on average equity........................................           (7.00)%
Average equity to average assets ratio.................................            75.7%
Dividend payout ratio..................................................             0.0%

CAPITAL ADEQUACY

           There are now two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.

           The risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Note that under the risk-based capital guidelines, capital is divided into two "tiers." Tier 1 capital consists of common shareholders' equity, non-cumulative and cumulative (bank holding companies only) perpetual preferred stock and minority interest. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8.0%, with at least 4.0% consisting of Tier 1 capital.

           The second measure of capital adequacy relates to the leverage ratio. The OCC has established a 3.0% minimum leverage ratio requirement. Note that the leverage ratio is computed by dividing Tier 1 capital into total assets. For banks that are not rated CAMELS 1 by their primary regulator, (which includes the subsidiary Bank), the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

           A new rule was recently adopted by the Federal Reserve Board, the OCC and the FDIC that adds a measure of interest rate risk to the determination of supervisory capital adequacy. In connection with this new rule, the agencies have also proposed a measurement process to measure interest rate risk. Under this proposal, all items reported on the balance sheet, as well as off-balance sheet items, would be reported according to maturity, repricing dates and cash flow characteristics. A bank's reporting position would be multiplied by duration-based risk factors and weighted according to rate sensitivity. The net risk weighted position would be used in assessing capital adequacy. The objective of this complex proposal is to determine the sensitivity of a bank to various rising and declining interest rate scenarios.

           The table below illustrates the Bank's and the Company's regulatory capital ratios at December 31, 1999:


                                                                                             MINIMUM
                                                               DECEMBER 31,                REGULATORY
THE BANK                                                           1999                    REQUIREMENT
--------                                                           ----                    -----------
Tier 1 Capital........................................            63.0%                       4.0%
Total risk-based capital ratio.........................           63.4%                       8.0%
Leverage ratio.........................................           43.2%                       4.0%

THE COMPANY - CONSOLIDATED
Tier 1 Capital.........................................           71.2%                       4.0%
Total risk-based capital ratio.........................           71.6%                       8.0%
Leverage ratio.........................................           48.4%                       4.0%

           The above ratios indicate that the capital positions of the Company and the Bank are sound and that the Company is well positioned for future growth.

ITEM 7.  FINANCIAL STATEMENTS

           The following financial statements are filed with this report:

           Independent Auditors' Report
           Consolidated Balance Sheets - December 31, 1999 and 1998
           Consolidated Statements of Operations - years ended December 31, 1999 and 1998 and period from January 23, 1997 (inception) to December 31, 1997
           Consolidated Statements of Stockholders' Equity - years ended December 31, 1999 and 1998 and period from January 23, 1997 (inception) to December 31, 1997
           Consolidated Statements of Cash Flows - years ended December 31, 1999 and 1998 and period from January 23, 1997 (inception) to December 31, 1997

[HILL, BARTH & KING LOGO]

   Trianon Centre
   3777 Tamiami Trail, North
   Suite 200
   Naples, Florida 34103
   (941) 263-2111 PHONE
   (941) 263-0496 FAX
   www.hbk.cpa.com

         Board of Directors
         Marine Bancshares, Inc.
         Naples, Florida

                          Independent Auditors' Report

                  We have audited the accompanying consolidated balance sheets of Marine Bancshares, Inc. and its subsidiary Marine National Bank (collectively, the Company) as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1999 and the period from January 23, 1997 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Marine Bancshares, Inc. and subsidiary as of December 31, 1999 and 1998 and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1999 and the period from January 23, 1997 (date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.




                                             /s/ Hill Barth & King LLC
                                             Certified Public Accountants



         January 19, 2000
         Naples, Florida

                           CONSOLIDATED BALANCE SHEETS

                     MARINE BANCSHARES, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998



                                                                                              1999                  1998
                                                                                         ------------           -----------

           ASSETS

Cash and due from banks                                                                  $  1,013,048           $     9,104
Federal funds sold and securities purchased
  under agreements to resell                                                                6,153,000                     0
                                                                                         ------------           -----------
                                                    TOTAL CASH AND CASH EQUIVALENTS         7,166,048                 9,104
                                                                                         ------------           -----------

Securities available for sale - NOTE B                                                     29,873,893                     0

Loans - NOTE C                                                                              3,337,878                     0
Less:
  Allowance for loan losses - NOTE C                                                          (49,500)                    0
                                                                                         ------------           -----------
                                                                        NET LOANS           3,288,378                     0
                                                                                         ------------           -----------

Restricted securities, Federal Reserve Bank
   stock, at cost                                                                             270,000                     0
Premises and equipment - NOTE D                                                             1,038,716                15,234
Accrued interest receivable                                                                   270,900                     0
Deferred offering costs                                                                             0               199,718
Architect fees                                                                                      0                12,776
Other assets                                                                                  301,386                43,415
                                                                                         ------------           -----------
                                                                                         $ 42,209,321           $   280,247
                                                                                         ============           ===========


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Deposits - NOTE E                                                                        $ 32,190,169           $         0
Securities sold under agreements to
  repurchase - NOTE F                                                                         390,223                     0
Loans payable - NOTE G                                                                              0               845,000
Advances from organizers - NOTE H                                                                   0                50,000
Accrued interest payable                                                                      143,928                83,979
Accrued expenses and other liabilities                                                        265,298               164,818
                                                                                         ------------           -----------
                                                                TOTAL LIABILITIES          32,989,618             1,143,797
                                                                                         ------------           -----------

Commitments and contingencies - NOTE J Stockholders' Equity (Deficit) - NOTE M:
  Preferred stock, par value $.01, 2,000,000
      shares authorized; no shares issued
      and outstanding                                                                               0                     0
  Common stock, par value
   $.01 per share,
    10,000,000 shares authorized; 1,150,000 and
      100 shares issued and outstanding in 1999
         and 1998, respectively                                                                11,500                     1

  Additional paid-in capital,                                                              10,831,123                    99
  Accumulated deficit                                                                      (1,488,153)             (863,650)
  Accumulated other comprehensive loss                                                       (134,767)                    0
                                                                                         ------------           -----------
                                             TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           9,219,703              (863,550)
                                                                                         ------------           -----------
                                                                                         $ 42,209,321           $   280,247
                                                                                         ============           ===========

           See accompanying notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     MARINE BANCSHARES, INC. AND SUBSIDIARY

              Years ended December 31, 1999 and 1998 and the period from January 23, 1997 (date of inception) to December 31, 1997



                                                          1999                 1998                1997
                                                      -----------           -----------         -----------

INTEREST INCOME
   Interest and fees on loans                         $    36,253           $         0         $         0
   Interest on securities and other                       445,223                 3,525               9,798
   Interest  on  federal funds sold                        98,187                     0                   0
                                                      -----------           -----------         -----------
                           TOTAL INTEREST INCOME          579,663                 3,525               9,798
                                                      -----------           -----------         -----------

INTEREST EXPENSE
   Interest and fees on other
      borrowings                                           10,129               100,005             186,115
   Interest on deposits                                   173,833                     0                   0
                                                      -----------           -----------         -----------
                          TOTAL INTEREST EXPENSE          183,962               100,005             186,115
                                                      -----------           -----------         -----------

                      NET INTEREST INCOME (LOSS)          395,701               (96,480)           (176,317)
  Provision for loan losses                               (49,500)                    0                   0
                                                      -----------           -----------         -----------
                NET INTEREST INCOME (LOSS) AFTER
                       PROVISION FOR LOAN LOSSES          346,201               (96,480)           (176,317)

NON-INTEREST INCOME
   Service charges, commissions and fees                    3,237                     0                   0
                                                      -----------           -----------         -----------
                                                          349,438               (96,480)           (176,317)
                                                      -----------           -----------         -----------

NON-INTEREST EXPENSES
   Salaries and employee benefits - NOTE L                505,363               103,648             107,369
   Occupancy expenses                                     112,929                 3,542              36,896
   Equipment rental, depreciation and
     maintenance                                           31,999                 3,927               2,505
   General operating - NOTES K AND P                      323,650               107,970             224,996
                                                      -----------           -----------         -----------
                            TOTAL OTHER EXPENSES          973,941               219,087             371,766
                                                      -----------           -----------         -----------
                        LOSS BEFORE INCOME TAXES         (624,503)             (315,567)           (548,083)

INCOME TAXES - NOTE I                                           0                     0                   0
                                                      -----------           -----------         -----------
                                        NET LOSS      $  (624,503)          $  (315,567)        $  (548,083)
                                                      ===========           ===========         ===========


LOSS PER SHARE                                        $     (0.61)          $         0         $         0
                                                      ===========           ===========         ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                     1,023,984                     0                   0
                                                      ===========           ===========         ===========

           See accompanying notes to consolidated financial statements

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                     MARINE BANCSHARES, INC. AND SUBSIDIARY

           Years ended December 31, 1999 and 1998 and the period from January 23, 1997 (date of inception) to December 31, 1997



                                                                                                 ACCUMULATED
                                                          ADDITIONAL                                OTHER
                                         COMMON            PAID-IN           ACCUMULATED         COMPREHENSIVE
                                          STOCK            CAPITAL             DEFICIT               LOSS               TOTAL
                                        ---------        ------------        -----------         -------------       ------------

Balance (date of inception)
       January 23, 1997                 $       0        $          0        $         0           $       0         $          0
    Common stock issued,
       pursuant to company
       organization                             1                 999                  0                   0                1,000
    Comprehensive income:
       Net loss for 1997                        0                   0           (548,083)                  0             (548,083)
       Unrealized gain on
        available for sale
        investment securities                   0                   0                  0                   0                    0
                                                                                                                     ------------
    Total comprehensive income                                                                                           (548,083)
                                        ---------        ------------        -----------           ---------         ------------
Balance (deficit)
       December 31, 1997                        1                 999           (548,083)                  0             (547,083)
    Payment for the
       retirement of common
       stock                                   (1)               (999)                 0                   0               (1,000)
    Proceeds from issuance
       of common stock                          1                  99                  0                   0                  100
    Comprehensive income:
       Net loss for 1998                        0                   0           (315,567)                  0             (315,567)
       Unrealized loss on
        available for sale
        investment securities                   0                   0                  0                   0                    0
                                                                                                                     ------------
    Total comprehensive income                                                                                           (315,567)
                                        ---------        ------------        -----------           ---------         ------------
Balance (deficit)
       December 31, 1998                        1                  99           (863,650)                  0             (863,550)
    Common stock issued,
       net of offering
       cost of $657,377                    11,500          10,831,123                  0                   0           10,842,623
    Common stock retired
       with offering proceeds
       (organizational shares)                 (1)                (99)                 0                   0                 (100)
    Comprehensive income:
       Net loss for 1999                        0                   0           (624,503)                  0             (624,503)
       Unrealized loss on
        available for sale
        investment securities                   0                   0                  0            (134,767)            (134,767)
                                                                                                                     ------------
    Total comprehensive income                                                                                           (759,270)
                                        ---------        ------------        -----------           ---------         ------------
Balance (deficit)
       December 31, 1999                $  11,500        $ 10,831,123        $(1,488,153)          $(134,767)        $  9,219,703
                                        =========        ============        ===========           =========         ============


           See accompanying notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     MARINE BANCSHARES, INC. AND SUBSIDIARY

           Years ended December 31, 1999 and 1998 and the period from January 23, 1997 (date of inception) to December 31, 1997




                                                                1999                   1998                1997
                                                            ------------           ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                 $   (624,503)          $   (315,567)       $   (548,083)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
      Depreciation and amortization                               35,276                  3,927               2,144
      Provision for loan losses                                   49,500                      0                   0
      Net accretion on securities available
         for sale                                                (25,058)                     0                   0
      Increase in accrued interest
         receivable                                             (270,900)                     0                   0
      (Increase) decrease in other assets                         23,949               (120,959)           (134,948)
    Increase in accrued interest
         payable                                                  59,949                 51,804              32,175
      Increase in accrued expenses
        and other liabilities                                    100,480                 98,599              66,217
                                                            ------------           ------------        ------------
                NET CASH USED IN OPERATING ACTIVITIES           (651,307)              (282,196)           (582,495)
                                                            ------------           ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net increase in loans                                      (3,337,878)                     0                   0
   Purchases of securities available
      for sale                                               (30,323,028)                     0                   0
   Purchases of premises and equipment                        (1,058,758)                     0             (21,305)
                                                            ------------           ------------        ------------
                NET CASH USED IN INVESTING ACTIVITIES        (34,719,664)                     0             (21,305)
                                                            ------------           ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                   32,190,169                      0                   0
   Proceeds from (repayment of)
      organizer advances                                         (50,000)                50,000                   0
   Net increase in securities sold under
     agreement to repurchase                                     390,223                      0                   0
   Net proceeds from issuance of
      common stock                                            10,842,623                    100               1,000
   Payments on retirement of common stock                           (100)                (1,000)                  0
   Proceeds from loans                                                 0                320,000             750,000
   Payments on loans                                            (845,000)              (225,000)                  0
                                                            ------------           ------------        ------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES         42,527,915                144,100             751,000
                                                            ------------           ------------        ------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          7,156,944               (138,096)            147,200

CASH AND CASH EQUIVALENTS
    Beginning of period                                            9,104                147,200                   0
                                                            ------------           ------------        ------------
    End of period                                           $  7,166,048           $      9,104        $    147,200
                                                            ============           ============        ============


           See accompanying notes to consolidated financial statements

                     MARINE BANCSHARES, INC. AND SUBSIDIARY

           Years ended December 31, 1999 and 1998 and the period from January 23, 1997 (date of inception) to December 31, 1997



                                                               1999                   1998                1997
                                                          ------------           ------------        ------------

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
    Cash paid during the year for:

      Interest                                            $    124,013           $     48,201        $    153,940
                                                          ============           ============        ============

    Noncash Transactions:

                  Unrealized decrease in fair value
                   on securities available for sale       $    204,193           $          0        $          0
                                                          ============           ============        ============


           See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     MARINE BANCSHARES, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Consolidation:

        Marine Bancshares, Inc. formerly known as Coastal Bank Corporation (the Company) was incorporated under the laws of the state of Florida on January 23, 1997. The Company's activities prior to October 12, 1999 were limited to the organization of Marine National Bank, (the Bank), as well as preparation for an $11,500,000 common stock offering (the Offering). On October 12, 1999, the Company and the Bank emerged from the development stage and began operations.

        The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiary, Marine National Bank. All significant intercompany balances and transactions have been eliminated.

Nature of Operations:

        The Bank operates under a national bank charter and provides full banking services primarily within the Naples, Florida area. As a national bank, it is subject to regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation.

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

Cash and Cash Equivalents:

        Cash, demand balances due from banks, reverse repurchase agreements and federal funds sold which mature within ninety days are considered cash and cash equivalents for cash flow reporting purposes. Generally, reverse repurchase agreements and federal funds are sold for one-day periods.

Investment Securities:

        Debt securities for which the Bank has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Securities are classified as trading securities if bought and held principally for the purpose of selling them in the near future. No investments are held for trading purposes or classified as held to maturity. Securities not classified as trading or held to maturity are classified as available for sale, and reported at fair value with unrealized gains and losses excluded from earnings and reported net of tax as a separate component of stockholders' equity until realized. Other investments, which include Federal Reserve Bank stock and Federal Home Loan Bank stock, are carried at cost as such investments do not have readily determinable fair values.

                     MARINE BANCSHARES, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment Securities (Continued):

        Realized gains and losses on sales of investment securities are determined by specific identification of the security sold. Declines in value of investment securities judged to be other than temporary are recognized as losses in the statement of operations.

Loans:

        Loans are stated at the principal amount outstanding, net of unearned income and an allowance for loan losses. Interest income on all loans is accrued based on the outstanding daily balances.

        Management has established a policy to discontinue accruing interest (non-accrual status) on a loan after it has become 90 days delinquent as to payment of principal or interest unless the loan is considered to be well collateralized and the Bank is actively in the process of collection. In addition, a loan will be placed on non-accrual status before it becomes 90 days delinquent if management believes that the borrower's financial condition is such that collection of interest or principal is doubtful. Interest previously accrued but uncollected on such loans is reversed and charged against current income when the receivable is estimated to be uncollectible. Interest income on non-accrual loans is recognized only as received.

        Nonrefundable fees and certain direct costs associated with originating or acquiring loans are recognized over the life of related loans on a method that approximates the interest method. For the year ended December 31, 1999, the net amount of fees and direct costs were not deferred to be recognized over the life of the loan but were expensed in the consolidated statements of operations. The net amount of direct loan fees and costs expensed is not materially different from the amounts which normally would have been deferred. The Bank intends to begin deferring net fees and costs during 2000.

Allowance for Loan Losses:

        The determination of the balance in the allowance for loan losses is based on an analysis of the loan portfolio and reflects an amount which, in management's judgment, is adequate to provide for probable loan losses after giving consideration to the growth and composition of the loan portfolio, current economic conditions and evaluation of potential losses in the current loan portfolio and such other factors that warrant current recognition in estimating loan losses.

        Loans which are considered to be uncollectible are charged-off against the allowance. Recoveries on loans previously charged-off are added to the allowance.

                     MARINE BANCSHARES, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Loan Losses (Continued):

        Impaired loans are loans for which it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Impairment losses are measured by the present value of expected future cash flows discounted at the loan's effective interest rate, or, as a practical expedient, at either the loan's observable market price or the fair value of the collateral. Interest income on impaired loans is recognized only as received.

Premises and Equipment:

        Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the depreciable assets. Leasehold improvements are amortized over the lives of the respective leases, including renewal option, which management believes will be exercised or the service lives of the improvements, whichever is less.

Income Taxes:

        Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

        The Company and the Bank file a consolidated tax return.

New Accounting Pronouncements:

        In June 1998, the Financing Accounting Standards Board (FASB) issued Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS 137 which deferred the effective date of SFAS 133 to years beginning after June 15, 2000. Management does not believe the adoption of this statement will have a material impact on financial condition and results of operations.

Reclassifications:

        The financial statements for the years ended December 31, 1998 and 1997 have been reclassified to conform with the presentation for 1999. Such reclassifications had no effect on net results of operations.

                     MARINE BANCSHARES, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998


NOTE B - SECURITIES

        The amortized cost, unrealized gains and losses and estimated fair value of available for sale investment securities shown in the balance sheets of the Company at December 31, 1999 are as follows:


                                                                   GROSS UNREALIZED              ESTIMATED
                                         AMORTIZED           ----------------------------           FAIR
                                           COST                 GAINS            LOSSES            VALUE
                                        -----------          -----------      -----------       -----------

Mortgage-backed securities
 of U.S. Government Agencies            $14,993,169          $         0      $   113,422       $14,879,747
U.S. Treasury securities and
 other U.S. agency obligations           14,098,801                    0          104,655        13,994,146
Commercial Paper                            986,116               13,884                0         1,000,000
                                        -----------          -----------      -----------       -----------
Totals                                  $30,078,086          $    13,884      $   218,077       $29,873,893
                                        ===========          ===========      ===========       ===========


         Expected maturities of investment securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Periodic payments are received of mortgage-backed securities based on the payment patterns of the underlying collateral. Maturities of mortgage-based securities are included below based on their expected average life of similar investments as determined by the Bank's portfolio and analysis servicer. As of December 31, 1999, the amortized cost and estimated fair value of investment securities available for sale, by contractual maturities, are as follows:



                                                               ESTIMATED
                                          AMORTIZED              FAIR
                                            COST                 VALUE
                                        -----------          -----------

         Due within one year            $ 5,863,689          $ 5,867,000
         Due after one through
           five years                    24,214,397           24,006,893
                                        -----------          -----------
         Totals                         $30,078,086          $29,873,893
                                        ===========          ===========

         Investment securities with an amortized cost and estimated fair value of $990,393 and $972,400, respectively, at December 31, 1999, were pledged to secure repurchase agreements.

                     MARINE BANCSHARES, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998


NOTE C - LOANS

         The composition of loans at December 31, 1999 is as follows:

                     Commercial                         $1,674,922
                     Real estate                           477,077
                     Lines of credit                         9,208
                     Consumer                            1,176,671
                                                        ----------
                     Total                              $3,337,878
                                                        ==========

         The majority of the Company's lending activities are conducted principally with customers located in the Naples, Florida area. Commercial loans are primarily extended to small and mid-sized corporate borrowers in service and manufacturing related industries. Although the Bank's loan portfolio is diversified, major portions of the portfolio are collateralized by publicly traded securities and real estate. Therefore, the Bank could be susceptible to economic downturns and natural disasters.

         The Bank had no loans on nonaccrual as of December 31, 1999.

         The activity in the allowance for loan losses for the year ended December 31, 1999 is as follows:

         Balance at beginning
           of year                                                          $        0
         Provision charged to
           operations                                                           49,500
         Charge-offs                                                                 0
         Recoveries                                                                  0
                                                                            ----------
         Balance at end of year                                             $   49,500
                                                                            ==========


NOTE D - PREMISES AND EQUIPMENT

         Premises and equipment at December 31, consist of the following:

                                                            1999                1998
                                                        ----------          ----------

         Leasehold improvements                         $  465,321          $        0
         Furniture, fixtures and equipment                 586,469               7,155
         EDP equipment and software                         28,273              14,150
                                                        ----------          ----------
                                                         1,080,063              21,305
         Less accumulated depreciation                      41,347               6,071
                                                        ----------          ----------
         Totals                                         $1,038,716          $   15,234
                                                        ==========          ==========

         Depreciation expense was $35,276, $3,927 and $2,144 for the years ended December 31, 1999 and 1998 and the period from January 23, 1997 (date of inception) to December 31, 1997, respectively.

                     MARINE BANCSHARES, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998



NOTE E - DEPOSITS

         Deposits at December 31, 1999 are comprised of the following:

         Interest-bearing:
           Money market                                   $   954,022
           Demand                                           1,040,201
           Savings                                             38,066
         Certificates of deposit:
           Less than $100,000                              18,603,494
           $100,000 or more                                10,849,943
                                                          -----------
                                                           31,485,726
         Demand (non-interest-bearing)                        704,443
                                                          -----------
         Total                                            $32,190,169
                                                          ===========

         The maturities on certificates of deposit of $100,000 or more as of December 31, 1999 are as follows:

         Three months or less                             $   100,000
         Over three months to six months                    1,525,000
         Over six months to twelve months                   9,224,943
                                                          -----------
         Total                                            $10,849,943
                                                          ===========

         The maturities on certificates of deposits as of December 31, 1999 are as follows:

         2000                                             $29,308,437
         2001                                                 145,000
                                                          -----------
         Total                                            $29,453,437
                                                          ===========

         Included in interest expense is $36,620 which relates to interest on certificates of deposit of $100,000 or more.


NOTE F - SECURITIES SOLD UNDER AGREEMENT TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS

        Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally treated as collateralized financing transactions and are recorded at the amount of cash paid or received in connection with the transaction. The bank enters into these agreements to resell or repurchase substantially the identical securities as were sold or purchased in the original transaction.

                     MARINE BANCSHARES, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998


NOTE F - SECURITIES SOLD UNDER AGREEMENT TO RESELL AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OTHER BORROWINGS (CONTINUED)

         Securities purchased under agreements to resell at December 31, 1999 consist of U.S. Treasury securities. The amounts advanced under these agreements are reflected as assets in the consolidated balance sheet. The Bank does not take possession of securities purchased under agreements to resell but is pledged specific securities as collateral as part of the agreement. Agreements with third parties specify the Bank's rights to request additional collateral, based on its monitoring of the fair value of the underlying securities on a daily basis. The securities are maintained at a third-party custodian's account under a written custodial agreement that explicitly recognizes the Bank's interest in the securities.

         Securities sold under agreements to repurchase are classified as secured borrowings in the consolidated balance sheet. The Bank monitors its exposure with respect to securities borrowed transactions and requests the return of excess collateral as required. The bank retains possession of the securities but pledges specific securities against the borrowings as collateral. Those securities are recognized by a third-party as being held in the interest of the Bank's customer. Additionally, the Bank may be required to provide additional collateral based on the fair value of the underlying securities. Securities sold under agreement to repurchase averaged $549,079 during 1999 and the weighted average interest was 4.39% during 1999. The maximum amount outstanding at any month end under such agreement during 1999 was $649,366. These agreements immediately terminate upon written notice by either party.


NOTE G - LOANS PAYABLE

         In order to obtain funding for its start-up and organizational expenses, during 1997, the Company issued to twenty-nine individuals a series of promissory notes in an aggregate principal amount of $900,000. The proceeds of certain of these loans were used to repay prior loans in an aggregate principal amount of $375,000. In addition, the Company obtained restated note agreements from all of the individual lenders. Under the restated note agreements, the remaining balance matured on January 31, 1999.

         The company also had two lines of credit for $100,000 and $300,000 with a bank, guaranteed by the organizers of the company. At December 31, 1998, the company had borrowed $95,000 and $225,000, respectively, on demand notes under these agreements. The notes matured on July 15, 1999.


NOTE H - ADVANCES FROM ORGANIZERS

         The Company arranged a series of advances from certain individual organizers in the aggregate amount of $50,000 to pay organizational and pre-opening expenses for the Bank and the Company. As of December 31, 1999 all advances were satisfied.

                     MARINE BANCSHARES, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998


NOTE I - INCOME TAXES

         At December 31, 1999 and 1998, the Bank assessed its earnings history and trend over the past year, its estimate of future earnings, and the expiration date of the net operating loss carryforward and determined that it is more likely than not that the deferred tax assets will not be realized in the near term. Accordingly, a valuation allowance is recorded at December 31, 1999 and at December 31, 1998.

         At December 31, 1999 and 1998, the Company had no deferred tax liabilities. The components of deferred tax assets at December 31, are as follows:


                                                                   1999              1998
                                                                 --------          --------

               Deferred tax assets:
                 Net operating loss carryforwards                $ 25,066          $  2,265
                 Allowance for loan losses                         16,830                 0
                 Organizational and startup costs                 369,070           201,626
                 Depreciation on premises and equipment             2,819                 0
                 Unrealized loss in investment securities          69,426                 0
                 Other deductions for income taxes                 14,525             7,534
                                                                 --------          --------
                                                                  497,736           211,425
                                                                 --------          --------
                 Valuation allowance                              428,310           211,425
                                                                 --------          --------

               Deferred tax assets, net                          $ 69,426          $      0
                                                                 ========          ========


         At December 31, 1999, the Company had tax net operating loss carryforwards of approximately $77,000 expiring on various dates through 2019.


NOTE J - COMMITMENTS AND CONTINGENCIES

        In 1999, the Company entered into an operating lease for its facility calling for monthly payments of $13,250 plus applicable sales tax from an unrelated corporation. Rent expense for this lease totaled approximately $85,000 for 1999.

        Future minimum rental commitments as of December 31, 1999 are as follows:


                  2000                                $  184,440
                  2001                                   203,345
                  2002                                   209,445
                  2003                                   215,729
                  2004                                   222,201
                  Thereafter                           1,197,127
                                                      ==========

                     MARINE BANCSHARES, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998


NOTE J - COMMITMENTS AND CONTINGENCIES (CONTINUED)

        The Company lease agreement allowed for a build out allowance of $20.00 per square foot of leased space. The Company is currently estimating that the allowance will be available at $140,000 which is reflected in other assets on the accompanying consolidated balance sheets at December 31, 1999.

        The Company has commenced negotiations to purchase the facility currently under lease.


NOTE K - RETIREMENT PLAN

        The Company maintains a 401(k) Retirement Plan (the Plan) to which eligible employees may contribute from 1% to 20% of their pay. The Company contributes to the Plan 50% of an eligible employee's deferral on the first 4% that the eligible employee defers, and may make discretionary contributions in excess of that amount based on the Company's profitability and approval of the board of directors. Employees who have completed at least one year of service and have attained age 18 are generally eligible to participate. Employee contributions are 100% vested as amounts are credited to the employee's account. Company contributions become 25% vested when an employee has completed 1 year of service, and vest at a rate of 25% per year thereafter, fully vesting when an employee has completed 4 years of service. The company made contributions to the plan of $3,284 in 1999.


NOTE L - RELATED PARTY TRANSACTIONS

        The Bank has granted loans to executive officers and directors of the Bank and the Company and to associates of such executive officers and directors. Such loans were made in the ordinary course of business under normal credit terms and do not represent more than the normal risk of collection. The activity for these loans for 1999 is as follows:

          Loan balances at December 31, 1998                                           $        0
          New loans                                                                       256,300
          Repayments                                                                          292
                                                                                       ----------
          Loan balances at December 31, 1999                                           $  256,008
                                                                                       ==========

         The Bank also has accepted deposits from employees, officers and directors of the Bank and the Company and from associates of such officers and directors. The deposits were accepted on substantially the same terms as those of other depositors. Such deposits amounted to approximately $343,205 at December 31, 1999.

                     MARINE BANCSHARES, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998


NOTE M - STOCKHOLDERS' EQUITY

        The Company has adopted an incentive stock option plan for certain of its employees and has authorized and reserved 200,000 shares of common stock for issuance under this plan.

        The Company applies APB 25 in accounting for its stock option plan described above. The option price under the stock option plan equals or exceeds the fair market value of the common shares on the date of grant and, accordingly, no compensation cost has been recognized under the provisions of APB 25 for stock options. Under SFAS 123, compensation cost is measured at the grant date based on the value of the award and is recognized over the service (or vesting) period. At December 31, 1999 an immaterial amount of compensation cost would have been recognized had the Company's stock option plan been determined under SFAS 123, based on the fair market value at the grant dates.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions used in 1999 include: dividend yield of 0.00%, expected volatility of 15.50%, risk-free interest rate of 6.00% and expected lives of 4 years. At December 31, 1999, options for 13,000 shares were exercisable at an average price per share of $10. Options granted expire after 7 years and are exercisable in 20% increments annually. Transactions related to this stock option plan are as follows:


                                                                          WEIGHTED
                                                                           AVERAGE
                                                           OPTIONS      OPTION PRICE
                                                         OUTSTANDING      PER SHARE
                                                         -----------    ------------

                      Balance December 31, 1998                 0
                      Granted                              85,000          $   10
                      Exercised                                 0
                      Forfeited                                 0
                                                           ------          ------
                      Balance December 31, 1999            85,000          $   10
                                                           ======          ======

         In connection with its initial offering of common stock, the Company granted to each organizer of the Company warrants to purchase .65 shares of common stock (at an exercise price of $10.00 per share) for each share purchased by such organizers in the offering. The Warrants will vest in equal increments of 33.33% commencing February 10, 1999 and on each anniversary date thereafter until fully vested. Warrants may be exercised in whole or in part for $10.00 per share beginning on the date of grant and expiring 10 years after the grant date.

         The Company has reserved 126,100 shares of its Common Stock for issuance thereunder.

                     MARINE BANCSHARES, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998


NOTE M - STOCKHOLDERS' EQUITY (CONTINUED)

         The approval of the Comptroller of the Currency is required for national banks to pay dividends in excess of earnings retained in the current year plus retained net profits for the preceding two years. As of December 31, 1999, no amount was available for distribution to the Company as dividends without prior regulatory approval.

         The Company and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

         The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. The minimum requirements are:



                                                           Capital to risk-
                                                            weighted assets
                                                         -----------------------             Tier 1 capital
                                                         Total            Tier 1           to average assets
                                                         ---------------------------------------------------
Well capitalized                                          10%               6%                    5%
Adequately capitalized                                     8%               4%                    4%
Undercapitalized                                           6%               3%                    3%

         The Company was considered well capitalized as of December 31, 1999.

         Management is not aware of any events or circumstances that have occurred since year-end that would change the Company's capital category.

                     MARINE BANCSHARES, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998


NOTE M - STOCKHOLDERS' EQUITY (CONTINUED)

         At December 31, 1999, actual capital levels and minimum required levels were as follows (in thousands):


                                                                                                    Minimum Required
                                                                        Minimum                        To Be Well
                                                                        Required                    Capitalized Under
                                                                       For Capital                  Prompt Corrective
                                                                        Adequacy                         Action
                                         Actual                         Purposes                       Regulations
------------------------------------------------------------------------------------------------------------------------
                                 Amount           Ratio           Amount           Ratio        Amount            Ratio
------------------------------------------------------------------------------------------------------------------------

Total capital (to risk
  weighted assets)
    Consolidated                 $9,404           71.61%         $1,051            8.00%        $1,313           10.00%
    Bank                         $8,299           63.40%         $1,047            8.00%        $1,309           10.00%
Tier 1 capital (to risk
  weighted assets)
    Consolidated                 $9,354           71.23%         $  525            4.00%        $  788            6.00%
    Bank                         $8,249           63.01%         $  524            4.00%        $  785            6.00%
Tier 1 capital (to
  average assets)
    Consolidated                 $9,354           48.36%         $  774            4.00%        $  967            5.00%
    Bank                         $8,249           43.26%         $  765            4.00%        $  957            5.00%


NOTE N - OFF-BALANCE SHEET RISK

         In the normal course of business, the Bank utilizes various financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit through loans approved but not yet funded, lines of credit and standby letters of credit. The credit risks associated with financial instruments are generally managed in conjunction with the Banks' balance sheet activities and are subject to normal credit policies, financial controls and risk limiting and monitoring procedures.

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include compensating balances, accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

                     MARINE BANCSHARES, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998


NOTE N - OFF-BALANCE SHEET RISK

         Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most guarantees expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting these commitments for which collateral is deemed necessary is maintained by the Banks. There were no letters of credit issued at December 31, 1999.

         Credit losses are incurred when one of the parties fails to perform in accordance with the terms of the contract. The Banks' exposure to off-balance sheet credit risk is represented by the contractual amount of the commitments to extend credit and standby letters of credit. At December 31, 1999, the Bank had no commitments for undisbursed portions of loans in process, unused portions of lines of credit or commitments under standby letters of credit.


NOTE O - FAIR VALUES OF FINANCIAL INSTRUMENTS

         The following table presents the estimates of fair value of financial instruments as of December 31, 1999:


                                                                                       ESTIMATED
                                                                    CARRYING             FAIR
                                                                     AMOUNT              VALUE
                                                                  -----------         -----------

                     Financial assets:
                       Cash and cash equivalents                  $ 7,166,048         $ 7,166,048
                       Securities available for sale               30,143,893          30,143,893
                       Net loans                                    3,288,378           3,288,378
                       Accrued interest receivable                    270,900             270,900

                     Financial liabilities:
                       Deposits                                    32,190,169          35,560,862
                       Accrued interest payable                       143,928             143,928

                     MARINE BANCSHARES, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998

NOTE O - FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

         Carry and cash equivalents: For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

         Securities: For securities available for sale fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

         Loans: The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

         Deposits: The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity deposits is estimated by discounting future cash flows using rates currently offered for deposits future cash flows using rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefits that result from low-cost funding provided by the deposit liabilities compared to the cost of alternate sources of funds.

         Accrued interest: The carrying amounts of accrued interest receivable and accrued interest payable approximate their fair values.

         The fair value estimates are presented for on-balance sheet financial instruments without attempting to estimate the value of the bank's long-term relationships with depositors and the benefit that results from low-cost funding provided by deposit liabilities. In addition, significant assets which are not considered financial instruments and are, therefore, not a part of the fair value estimates include office properties and equipment.

                     MARINE BANCSHARES, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998


NOTE P - GENERAL OPERATING EXPENSES

         The following amounts comprise general operating expenses for the year ended December 31:

                                                                       1999              1998
                                                                     --------          --------

                      Stationery and supplies                        $ 58,877          $  1,784
                      Telephone                                        13,643             4,162
                      Professional and outside service fees            75,008            38,303
                      Advertising, marketing and public
                        relations                                      25,659                 0
                      Travel and entertainment                         25,926            16,909
                      Insurance                                        32,107            20,783
                      Professional dues                                20,549            18,966
                      Other                                            71,881             7,063
                                                                     --------          --------

                      Totals                                         $323,650          $107,970
                                                                     ========          ========

                     MARINE BANCSHARES, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998


NOTE Q - CONDENSED FINANCIAL INFORMATION

         The condensed financial information of Marine Bancshares, Inc. (parent company only) as of December 31, 1999 and 1998 and for the two years ended December 31, 1999 and the period from January 23, 1997 (date of inception) to December 31, 1997, is as follows:

        BALANCE SHEETS

                                                                                           DECEMBER 31
                                                                                  -----------------------------
                                                                                     1999                1998
                                                                                  ----------           --------

                   Assets:
                      Investment in and indebtedness of
                          subsidiary, at equity                                   $8,114,382           $      0
                      Cash and due from banks                                        993,786              9,104
                      Federal funds sold                                              60,000                  0
                   Premises and equipment                                                  0             15,234
                      Other assets                                                    55,460            255,909
                                                                                  ----------           --------
                                                                                  $9,223,628           $280,247
                                                                                  ==========           ========

                    Liabilities:
                      Loans payable                                                 $      0           $845,000
                      Accrued interest payable                                             0             83,979
                      Accrued expenses and other liabilities                           3,925            164,818
                      Advances from organizers                                             0             50,000

                    Stockholders' equity (deficit):
                      Preferred stock                                                      0                  0
                      Common stock                                                    11,500                  1
                      Additional paid-in capital                                  10,831,123                 99
                      Accumulated deficit                                         (1,488,153)          (863,650)
                      Accumulated other comprehensive loss                          (134,767)                 0
                                                                                  ----------           --------
                                            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)   9,219,703           (863,550)
                                                                                  ----------           --------
                                                                                  $9,223,628           $280,247
                                                                                  ==========           ========

                     MARINE BANCSHARES, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998


NOTE Q - CONDENSED FINANCIAL INFORMATION (CONTINUED)

         STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                                                       1999                  1998                   1997
                                                                    -----------           -----------           -----------

                    Income:
                      Interest on investment securities
                          and other                                 $   315,819           $     3,525           $     9,798
                                                                    -----------           -----------           -----------
                                                      TOTAL INCOME      315,819                 3,525                 9,798
                                                                    -----------           -----------           -----------

                    Expenses:
                      Salaries and employee benefits                          0               103,648               119,231
                      Interest and loan fees                             10,129               100,005               186,115
                      General operating                                 179,342               115,439               252,535
                                                                    -----------           -----------           -----------
                                                    TOTAL EXPENSES      189,471               319,092               557,881
                                                                    -----------           -----------           -----------
                                     INCOME (LOSS) FROM OPERATIONS
                                   BEFORE INCOME TAX AND EQUITY IN
                              UNDISTRIBUTED NET LOSS OF SUBSIDIARY      126,348              (315,567)             (548,083)

                    Income taxes                                              0                     0                     0
                                                                    -----------           -----------           -----------
                                    INCOME (LOSS) BEFORE EQUITY IN
                              UNDISTRIBUTED NET LOSS OF SUBSIDIARY      126,348              (315,567)             (548,083)

                    Equity in undistributed net loss
                      of subsidiary                                    (750,851)                    0                     0
                                                                    -----------           -----------           -----------
                                                          NET LOSS     (624,503)             (315,567)             (548,083)

                    Accumulated deficit:
                      Beginning of period                              (863,650)             (548,083)                    0
                                                                    -----------           -----------           -----------
                      End of period                                 $(1,488,153)          $  (863,650)          $  (548,083)
                                                                    ===========           ===========           ===========

                     MARINE BANCSHARES, INC. AND SUBSIDIARY

                           December 31, 1999 and 1998


NOTE Q - CONDENSED FINANCIAL INFORMATION (CONTINUED)

        STATEMENTS OF CASH FLOWS

                                                                             1999                  1998                  1997
                                                                          -----------           -----------           -----------

                    CASH FLOWS FROM OPERATING ACTIVITIES
                      Net loss                                            $  (624,503)          $  (315,567)          $  (548,083)
                      Adjustments to reconcile net loss
                      to net cash provided by (used in)
                      operating activities:
                          Equity in undistributed net
                            loss of subsidiary                                750,851                     0                     0
                          Depreciation of premises and
                            equipment                                               0                 3,927                 2,144
                      (Increase) decrease in other
                          assets                                              200,449              (120,959)             (134,950)
                      Increase (decrease) in accrued
                            expenses and other liabilities                   (244,872)              150,403                98,394
                                                                          -----------           -----------           -----------
                             NET CASH PROVIDED BY (USED IN)
                                                   OPERATING ACTIVITIES        81,925              (282,196)             (582,495)
                                                                          -----------           -----------           -----------

                    CASH FLOWS FROM INVESTING ACTIVITIES
                      Investment in subsidiary banks                       (9,000,000)                    0                     0
                   Purchases of equipment                                           0                     0               (21,305)
                      Proceeds from sale of assets                             15,234                     0                     0
                                                                          -----------           -----------           -----------
                    NET CASH USED IN INVESTING ACTIVITIES                  (8,984,766)                    0               (21,305)
                                                                          -----------           -----------           -----------
                 CASH FLOWS FROM FINANCING ACTIVITIES
                      Proceeds from loans                                           0               320,000               900,000
                      Payments on loans                                      (845,000)             (225,000)             (150,000)
                      Payments on retirement of
                          common stock                                           (100)               (1,000)                    0
                      Proceeds from issuance of
                          common stock                                     10,842,623                   100                 1,000
                      Proceeds from (payments on)
                          organizer advances                                  (50,000)               50,000                     0
                                                                          -----------           -----------           -----------
                                                   NET CASH PROVIDED BY
                                                   FINANCING ACTIVITIES     9,947,523               144,100               751,000
                                                                          -----------           -----------           -----------

                                            INCREASE (DECREASE) IN CASH
                                                   AND CASH EQUIVALENTS     1,044,682              (138,096)              147,200

                    Cash and cash equivalents:
                      Beginning of period                                       9,104               147,200                     0
                                                                          -----------           -----------           -----------
                      End of period                                       $ 1,053,786           $     9,104           $   147,200
                                                                          ===========           ===========           ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           There has been no occurrence requiring a response to this Item.

                                    PART III


           The information required by Part III of Form 10-KSB is, pursuant to General Instruction E(3) of Form 10-KSB, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement"). The Company will, within 120 days of the end of its fiscal year, file the Proxy Statement with the SEC.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information concerning directors and executive officers of the Registrant is set forth in the Proxy Statement under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," which information is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

           The information concerning executive compensation is set forth in the Proxy Statement under the heading "Executive Compensation," which information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information concerning certain relationships and related transactions is set forth in the Proxy Statement under the heading "Certain Transactions," which information is incorporated herein by reference.

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

10.6                     Real Estate Purchase Contract

 * 21                    Subsidiaries of the Company (from Amendment No. 1)

27.1                     Financial Data Schedule (for SEC use only)

           (b) Reports on Form 8-K. No reports on Form 8-K were required to be filed for the fourth quarter of 1999.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MARINE BANCSHARES, INC.


Dated:  March 28,  2000      By: /s/ Richard E. Horne
                                 ----------------------------------------------
                                 Richard E. Horne
                                 President and Chief Executive Officer
                                 (principal executive officer)


Dated:  March 28,  2000      By: /s/ Thomas V. Ogletree
                                 ----------------------------------------------
                                 Thomas V. Ogletree
                                 Chief Financial Officer
                                 (principal financial and accounting officer)


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.



SIGNATURE                                                    TITLE                                     DATE
---------                                                    -----                                     ----
/s/ Richard E. Horne                                Director, President and Chief                March 28, 2000
------------------------------------------
Richard E. Horne                                    Executive Officer

/s/ William J. Ryan                                 Director                                     March 28, 2000
------------------------------------------
William J. Ryan

/s/ Pierce T. Neese                                 Director                                     March 28, 2000
------------------------------------------
Pierce T. Neese

/s/ Earl G. Hodges                                  Director                                     March 28, 2000
------------------------------------------
Earl G. Hodges

/s/ William L. McDaniel, Jr.                        Director                                     March 28, 2000
------------------------------------------
William L. McDaniel, Jr.

/s/ Donald W. Ketterhagen                           Director                                     March 28, 2000
------------------------------------------
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

10.6                     Real Estate Purchase Contract

* 21                     Subsidiaries of the Company (from Amendment No. 1)

27.1                     Financial Data Schedule (for SEC use only)

-----------------------------------
 * Incorporated by reference from the indicated amendment to the Company's Registration Statement on Form SB-2 under the Securities Act of 1933, Registration Number 333-39203.