Form 10QSB
period 2000-03-31
MARINE BANCSHARES INC
filed 2000-05-15
CIK 1047136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                    Commission File Number: 333-39203
      March 31, 2000


                            MARINE BANCSHARES, INC.
       -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)


          Florida                                                65-0729764
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

2325 Vanderbilt Beach Road, Naples, Florida                       34109
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number:     (941) 593-6300

                                 Not Applicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  [X]                 No  [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         Common Stock, $.01 Par Value                     1,150,000
         ----------------------------          --------------------------------
                  Class                        Outstanding as of March 31, 2000

Transitional Small Business Disclosure Format:

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

PART I -FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          CONSOLIDATED BALANCE SHEETS

                     MARINE BANCSHARES, INC. AND SUBSIDIARY


                                                                               March 31, 2000   December 31, 1999
                                                                               --------------   -----------------
ASSETS                                                                           (Unaudited)

Cash and due from banks                                                         $    877,134      $  1,013,048
Federal funds sold and securities purchased under agreements to resell             4,430,000         6,153,000
                                                                                ------------      ------------
                  TOTAL CASH AND CASH EQUIVALENTS                                  5,307,134         7,166,048
                                                                                ------------      ------------

Securities available for sale                                                     29,599,650        29,873,893

Loans                                                                              8,768,913         3,337,878
Less:
   Allowance for loan losses                                                         (78,000)          (49,500)
                                                                                ------------      ------------
                                   NET LOANS                                       8,690,913         3,288,378
                                                                                ------------      ------------

Restricted securities, Federal Reserve Bank and Federal Home Loan
Bank stock, at cost                                                                  370,000           270,000

Premises and equipment, net of depreciation                                        1,057,516         1,038,716

Accrued interest receivable                                                          264,687           270,900

Other assets                                                                         408,153           301,386
                                                                                ------------      ------------
                                                                                $ 45,698,053      $ 42,209,321
                                                                                ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
   Non interest-bearing                                                         $    937,027      $ 31,485,726
   Interest-bearing                                                               33,122,175           704,443
                                                                                ------------      ------------
                                                                                  34,059,202        32,190,169

Securities sold under agreements to repurchase                                       496,600           390,223

Advances from the Federal Home Loan Bank                                           2,000,000                --

Accrued interest payable                                                             444,329           143,928

Accrued expenses and other liabilities                                                16,608           265,298
                                                                                ------------      ------------
                  TOTAL LIABILITIES                                               37,016,739        32,989,618
                                                                                ------------      ------------

Stockholders' Equity
   Preferred stock, par value $.01 per share, 2,000,000 shares authorized,
      no shares issued                                                                    --                --
   Common stock, par value $.01 per share, 10,000,000 shares authorized,
      1,500,000 issued and outstanding                                                11,500            11,500
   Additional paid-in capital                                                     10,831,123        10,831,123
   Accumulated deficit                                                            (1,886,348)       (1,488,153)
   Accumulated other comprehensive loss                                             (274,961)         (134,767)
                                                                                ------------      ------------
                  TOTAL STOCKHOLDERS' EQUITY                                       8,681,314         9,219,703
                                                                                ------------      ------------
                                                                                $ 45,698,053      $ 42,209,321
                                                                                ============      ============



See accompanying notes to financial statements

                     MARINE BANCSHARES, INC. AND SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                                 Three months ended March 31,
                                                                                ------------------------------
Interest income                                                                     2000              1999
                                                                                    ----              ----
                          Interest on loans                                     $     87,173      $         --
                          Interest on investments and other                          496,394            60,159
                          Interest on federal funds sold                              87,633                --
                                                                                ------------      ------------
              Total interest Income                                                  671,200            60,159
                                                                                ------------      ------------

Interest expense
                          Interest on deposits                                       534,861                --
                          Interest on repurchase agreements and other                 17,984            10,129
                                                                                ------------      ------------
              Total interest expense                                                 552,845            10,129
                                                                                ------------      ------------

Net interest income                                                                  118,355            50,030

Provision for loan losses                                                             28,500                --

Non-interest income                                                                   47,544                --

Non-interest expense
                          Salaries and employee benefits                             259,666            50,307
                          Occupancy expenses                                         108,620             3,808
                          Other expenses                                             167,307            34,905
                                                                                ------------      ------------
              Total non-interest expense                                             535,593            89,020
                                                                                ------------      ------------


Net loss                                                                        $   (398,194)     $    (38,990)
                                                                                ============      ============

Net loss per share                                                              $      (0.35)     $      (0.06)

Average shares outstanding                                                         1,150,000           626,157



See accompanying notes to financial statements

                     MARINE BANCSHARES, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                 Three months ended March 31,
                                                                                 ----------------------------
                                                                                    2000              1999
                                                                                    ----              ----

Cash flows from operating activities:
   Net loss                                                                     $   (398,194)     $    (38,990)
   Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                                                    38,288             1,012
     Provision for loan losses                                                        28,500                --
     Net accretion on securities available for sale                                  (63,254)               --
     Decrease in deferred offering costs                                                  --           199,718
     (Increase) decrease in accrued interest receivable and other assets             (28,333)           14,353
     Increase accrued interest payable and other liabilities                          51,711          (241,668)
                                                                                ------------      ------------
                          Total adjustments                                           26,912           (26,585)
                                                                                ------------      ------------

Net cash used in operating activities                                               (371,282)          (65,575)

Cash flow from investing activities:
   Net increase in loans                                                          (5,431,035)               --
   Purchases of securities available for sale                                     (1,021,024)               --
   Maturities of and principal payments on securities available for sale           1,046,105                --
   Purchases of premises and equipment                                               (57,088)          (29,348)
                                                                                ------------      ------------
Net cash used in investing activities                                             (5,463,042)          (29,348)
                                                                                ------------      ------------

Cash flow from financing activities:
   Net proceeds from sale of common stock                                                 --        10,842,523
   Net increase in deposits                                                        1,869,033                --
   Advances from the Federal Home Loan Bank                                        2,000,000                --
   Net increase in securities sold under agreements to repurchase                    106,377                --
   Payments on loans payable                                                              --          (845,000)
   Repayment of organizers' loans payable                                                 --           (50,000)
                                                                                ------------      ------------
Net cash provided by financing activities                                          3,975,410         9,947,523
                                                                                ------------      ------------

Net increase (decrease) in cash and cash equivalents                              (1,858,914)        9,852,600

Cash and cash equivalents, beginning of period                                     7,166,048             9,104
                                                                                ------------      ------------

Cash and cash equivalents, end of period                                        $  5,307,134      $  9,861,704
                                                                                ============      ============

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                   $    552,845      $     94,108

     Noncash Transaction:
          Unrealized decrease in the fair value of securities
                 available for sale                                             $    211,807      $         --



See accompanying notes to financial statements

                    MARINE BANCSHARES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999


NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Organization:

         Marine Bancshares, Inc. (the "Company") was incorporated under the laws of the state of Florida on January 23, 1997. The Company's activities prior to October 12, 1999 were limited to the organization of its subsidiary, Marine National Bank of Naples (the "Bank"), and preparation for its initial public offering of $11,500,000 in common stock. The common stock offering was completed in February 1999 and the Bank opened for business on October 12, 1999. Of the proceeds from the stock offering, $9.0 million was invested in the Bank to provide capital for its operation as an FDIC insured commercial bank.

Basis of Presentation:

         The accompanying unaudited consolidated financial statements include the accounts of the Company and, since its opening on October 12, 1999, the Bank. Intercompany accounts and transactions have been eliminated in consolidation.

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the Company's consolidated financial position and results of operations have been made.

NOTE B - SUBSEQUENT EVENT

         On April 6, 2000 the Bank purchased the premises which it occupies as its banking center. The purchase price for the property was $3,490,000. This property was previously leased under an operating lease agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.


GENERAL

Marine Bancshares, Inc. (the "Company") was formed in January 1997, and its subsidiary, Marine National Bank of Naples (the "Bank"), began operations on October 12, 1999. The first full quarter of consolidated operations ended March 31, 2000 and is not comparable to the same quarter of 1999 due to the significant change in the operations of the Company represented by the opening of the Bank.


FINANCIAL CONDITION

The Company raised approximately $10.8 million in capital as a result of its initial public offering in February of 1999. On October 12, 1999, $9.0 million of these funds were invested in the Bank to provide capital for operations. Since opening, the Bank has generated $34 million in deposits.

At March 31, 2000, the Bank had originated $8.8 million in loans and purchased $29.6 million in investment securities available for sale and holds $370,000 in stock of the Federal Reserve Bank and the Federal Home Loan Bank, in accordance with their requirements.


RESULTS OF OPERATIONS

Interest income generated during the quarter ended March 31, 2000 was the result of investments made in loans, investment securities available for sale, and federal funds sold. Of the total interest income, approximately 70% was due to earnings on investments. The relatively high level of investment securities was the result of deposit inflows exceeding loan demand during the period from the opening of the Bank until March 31, 2000. For the first quarter of 1999, all of the Company's interest income was the result of investing the proceeds of the initial public offering before the Bank commenced operations.

Interest expense of $552,845 for the quarter ended March 31, 2000 was primarily related to the cost of approximately $30 million in deposits raised during a promotion in the fourth quarter of 1999. In the corresponding quarter of 1999, the Bank had not yet opened for business, and there were thus no interest-bearing deposits.

The provision for loan losses totaled $28,500 for the quarter ended March 31, 2000. The Bank is providing a reserve for possible loan losses based on the amount of performing and non-performing loans. At March 31, 2000, there were no loans classified as non-performing.

Non-interest income of $47,544 for the quarter ended March 31, 2000 consisted of fees charged by the Bank to loan and deposit customers.

Non-interest expense of $535,593 for the quarter ended March 31, 2000 consisted primarily of occupancy, salary and employee benefits expenses.

The net loss during the first quarter of 2000 totaled $398,000. During the Bank's first year of operations, and until the Bank increases its loan portfolio and generates lower cost deposits, management expects the losses to continue.

PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits. The following exhibit is filed with this report:


                Exhibit No.                       Description
                -----------                       -----------

                      27            Financial Data Schedule (for SEC use only)


         (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: May 14, 2000              By:   /s/ Richard E. Horne
                                    -----------------------------------------
                                    Richard E. Horne
                                    President and Chief Executive Officer



Dated: May 14, 2000                 /s/ Thomas V. Ogletree
                                    -------------------------------------------
                                    Thomas V. Ogletree
                                    Chief Financial Officer
                                    (principal financial and accounting officer)

                                 EXHIBIT INDEX


EXHIBIT           DESCRIPTION

27                Financial Data Schedule (for SEC use only)