Form 10QSB
period 2000-06-30
MARINE BANCSHARES INC
filed 2000-08-10
CIK 1047136

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                     Commission File Number: 333-39203
       June 30, 2000


                             MARINE BANCSHARES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Florida                                              65-0729764
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

2325 Vanderbilt Beach Road, Naples, Florida                        34109
-------------------------------------------                     ----------
(Address of principal executive offices)                        (Zip Code)

Issuer's telephone number: (941) 593-6300
                           --------------

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

                         Yes [X]              No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.01 Par Value                                 1,150,000
----------------------------                     -------------------------------
           Class                                 Outstanding as of June 30, 2000

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

PART I- FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                     MARINE BANCSHARES, INC. AND SUBSIDIARY


                                                                                 June 30, 2000           December 31, 1999
                                                                                 -------------           -----------------
ASSETS                                                                            (Unaudited)
Cash and due from banks                                                           $  1,267,183             $  1,013,048
Federal funds sold and securities purchased under agreements to resell               9,529,957                6,153,000
                                                                                  ------------             ------------
                               TOTAL CASH AND CASH EQUIVALENTS                      10,797,140                7,166,048
                                                                                  ------------             ------------

Securities available for sale                                                       24,852,314               29,873,893

Loans                                                                               13,821,978                3,337,878
Less:
   Allowance for loan losses                                                          (100,000)                 (49,500)
                                                                                  ------------             ------------
                               NET LOANS                                            13,721,978                3,288,378
                                                                                  ------------             ------------
Restricted securities, Federal Reserve Bank and
   Federal Home Loan Bank stock, at cost                                               470,000                  270,000

Premises and equipment, net of depreciation                                          4,553,457                1,038,716

Accrued interest receivable                                                            283,806                  270,900

Other assets                                                                           350,860                  301,386
                                                                                  ------------             ------------
                                                                                  $ 55,029,555             $ 42,209,321
                                                                                  ============             ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
   Non interest-bearing                                                           $  1,590,139             $    704,443
   Interest-bearing                                                                 39,401,735               31,485,726
                                                                                  ------------             ------------
                                                                                    40,991,874               32,190,169

Securities sold under agreements to repurchase                                         918,479                  390,223

Advances from the Federal Home Loan Bank                                             4,000,000                       --

Accrued interest payable                                                               689,166                  143,928

Accrued expenses and other liabilities                                                 153,483                  265,298
                                                                                  ------------             ------------
                               TOTAL LIABILITIES                                    46,753,002               32,989,618
                                                                                  ------------             ------------
Stockholders' Equity (Deficit)
   Preferred stock, par value $.01 per share, 2,000,000 shares
      authorized, no shares issued                                                          --                       --

   Common stock, par value $.01 per share, 10,000,000 shares
      authorized, 1,150,000 issued and outstanding                                      11,500                   11,500
   Additional paid-in capital                                                       10,831,123               10,831,123
   Accumulated deficit                                                              (2,357,212)              (1,488,153)
   Accumulated other comprehensive loss                                               (208,858)                (134,767)
                                                                                  ------------             ------------
                               TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                  8,276,553                9,219,703
                                                                                  ------------             ------------
                                                                                  $ 55,029,555             $ 42,209,321
                                                                                  ============             ============

See accompanying notes to financial statements

                             MARINE BANCSHARES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                  Three months ended June 30,
                                                               ----------------------------------
                                                                   2000                   1999
Interest income:
     Interest and fees on loans                                $   256,517             $       --
     Interest on securities                                        445,370                     --
     Interest on federal funds sold                                100,460                117,204
     Interest on reverse repurchase agreement                           --                     --
     Interest other                                                     --                    272
                                                               -----------             ----------

Total interest income                                              802,347                117,476
Interest expense:
     Interest on deposits                                          582,101                     --
     Interest on repurchase agreements                               9,625                     --
     Interest on Federal Home Loan advances                         59,917                     --
                                                               -----------             ----------
Total Iinterest expense                                            651,643                     --
                                                               -----------             ----------

Net interest income                                                150,704                117,476

Provision for loan losses                                           22,000                     --
                                                               -----------             ----------
Net interest income after
     Provision for loan losses                                     128,704                117,476

Non-interest income:
     Net realized gain (loss) on sale of securities
                available for sale                                 (52,107)                    --
     Other non-interest income                                      10,299                     --
Total non-interest income                                          (41,808)                    --

Non-interest expense:
     Salaries and benefits                                         234,697                 67,902
     Occupancy and equipment expense                                88,168                  3,093
     Other expense                                                 234,892                 31,919
                                                               -----------             ----------

Total non-interest expense                                         557,757                102,914
                                                               -----------             ----------

Net income (loss)                                                 (470,861)                14,562
                                                               -----------             ----------

Other comprehensive income (loss)                                       --                     --
                                                               -----------             ----------

Comprehensive income (loss)                                    $  (470,861)            $   14,562
                                                               ===========             ==========

Net loss per share                                             $     (0.41)            $     0.01
                                                               ===========             ==========

Average shares outstanding                                       1,150,000              1,150,000
                                                               ===========             ==========

See accompanying notes to financial statements

                             MARINE BANCSHARES, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                   Six months ended June 30,
                                                               ---------------------------------
                                                                    2000                  1999
                                                               -----------             ---------
Interest income:
     Interest and fees on loans                                $   343,690             $      --
     Interest on securities                                        941,764                    --
     Interest on federal funds sold                                188,093               177,363
     Interest on reverse repurchase agreement                           --                    --
     Interest other                                                     --                   272
                                                               -----------             ---------

Total interest income                                            1,473,547               177,635

Interest expense:
     Interest on deposits                                        1,116,962                    --
     Interest on repurchase agreements                              87,526                    --
     Interest other                                                     --                10,129
                                                               -----------             ---------
Total Iinterest expense                                          1,204,488                10,129
                                                               -----------             ---------

Net interest income                                                269,059               167,506

Provision for loan losses                                           50,500                    --
                                                               -----------             ---------
Net interest income after
     provision for loan losses                                     218,559               167,506

Non-interest income:
     Net realized gain (loss) on sale of securities
                available for sale                                 (52,107)                   --
     Other non-interest income                                      57,843                    --
                                                               -----------             ---------
Total non-interest income                                            5,736                    --

Non-interest expense:
     Salaries and benefits                                         494,363               118,209
     Occupancy and equipment expense                               196,788                 6,901
     Other expense                                                 402,199                66,824
                                                               -----------             ---------

Total non-interest expense                                       1,093,350               191,934
                                                               -----------             ---------

Net loss                                                          (869,055)              (24,428)
                                                               -----------             ---------

Other comprehensive income (loss)                                       --                    --
                                                               -----------             ---------

Comprehensive income (loss)                                    $  (869,055)            $ (24,428)
                                                               ===========             =========

Net loss per share                                             $     (0.76)            $   (0.03)
                                                               ===========             =========

Average shares outstanding                                       1,150,000               888,078
                                                               ===========             =========

See accompanying notes to financial statements

                             MARINE BANCSHARES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                         Three months ended June 30,
                                                                   ------------------------------------
                                                                        2000                    1999
                                                                   ------------             -----------
Cash flows from operating activities:
     Net income (loss)                                             $   (470,861)            $    14,562
     Adjustments to reconcile net income (loss) to net
         cash used in operating activities:
         Depreciation                                                    61,050                   1,012
         Net accretion on securities available for sale                 (54,444)
         Provision for loan losses                                       22,000                      --
         (Increase) Decrease in accrued interest
            and other assets                                             38,174                 (34,866)
         Increase (Decrease) in accrued interest
            and other liabilities                                       381,712                 191,628
                                                                   ------------             -----------

     Total adjustments                                                  448,492                 157,774
                                                                   ------------             -----------

Net cash used in operating activities                                   (22,369)                172,336
                                                                   ------------             -----------
Cash flow from investing activities:
     Net increase in loans                                           (5,053,065)                     --
     Sale of securities available for sale                            4,112,653                      --
     Maturity of securities available for sale                          634,683                      --
     Purchase of premises and equipment                              (3,536,447)               (247,072)
                                                                   ------------             -----------
Net cash used in investing activities                                (3,842,176)               (247,072)
                                                                   ------------             -----------
Cash flow from financing activities:
     Net proceeds (retirement) of common stock                               --                      --
     Net increase in deposits                                         6,932,672                      --
     Advances from the Federal Home Loan Bank                         2,000,000
     Increase in customer repurchase agreements                         421,879                      --
     Proceeds (Repayments) on organizers advances                            --                      --
                                                                   ------------             -----------
Net cash provided by financing activities                             9,354,551                      --
                                                                   ------------             -----------

Increase (Decrease) in cash and cash equivalents                      5,490,006                 (74,736)

Cash and cash equivalents, beginning of period                        5,307,134               9,861,704
                                                                   ------------             -----------

Cash and cash equivalents, end of period                           $ 10,797,140             $ 9,786,968
                                                                   ============             ===========
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                      $    337,264             $        --
                                                                   ============             ===========

See accompanying notes to financial statements

                             MARINE BANCSHARES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          Six months ended June 30,
                                                                   --------------------------------------
                                                                        2000                     1999
Cash flows from operating activities:
     Net income (loss)                                             $   (869,055)            $    (24,428)
     Adjustments to reconcile net income (loss) to net
         cash used in operating activities:
         Depreciation                                                   106,868                    2,024
         Net accretion on securities available for sale                (117,698)
         Provision for loan losses                                       50,500                       --
         Decrease in deferred
             offering costs                                                  --                  199,718
         (Increase) Decrease in accrued interest
            and other assets                                            (62,380)                 (20,513)
         Increase (Decrease) in accrued interest
            and other liabilities                                       433,423                  (50,040)
                                                                   ------------             ------------

     Total adjustments                                                  410,713                  131,189
                                                                   ------------             ------------

Net cash used in operating activities                                  (458,342)                 106,761
                                                                   ------------             ------------
Cash flow from investing activities:
     Net increase in loans                                          (10,484,100)                      --
     Sale of securities available for sale                            4,112,653
     Purchase of securities available for sale                       (1,021,024)                      --
     Maturity of securities available for sale                        1,745,479                       --
     Purchase of premises and equipment                              (3,593,535)                (276,420)
                                                                   ------------             ------------
Net cash used in investing activities                                (9,240,527)                (276,420)
                                                                   ------------             ------------
Cash flow from financing activities:
     Net proceeds (retirement) of common stock                               --               10,842,523
     Net increase in deposits                                         8,801,705                       --
     Advances from the Federal Home Loan Bank                         4,000,000                       --
     Payments on loans payable                                               --                 (845,000)
     Increase in customer repurchase agreements                         528,256                       --
     Proceeds (Repayments) on organizers advances                            --                  (50,000)
                                                                   ------------             ------------
Net cash provided by financing activities                            13,329,961                9,947,523
                                                                   ------------             ------------

Increase (Decrease) in cash and cash equivalents                      3,631,092                9,777,864

Cash and cash equivalents, beginning of period                        7,166,048                    9,104
                                                                   ------------             ------------

Cash and cash equivalents, end of period                           $ 10,797,140             $  9,786,968
                                                                   ============             ============
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                      $    659,250             $     94,108
                                                                   ============             ============

See accompanying notes to financial statements

                     MARINE BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED MARCH 30, 2000 AND 1999

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

Basis of Presentation:

         The accompanying unaudited consolidated financial statements include the accounts of the Company and, since it's opening on October 12, 1999, the Bank. Intercompany accounts and transactions have been eliminated in consolidation.

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

FINANCIAL CONDITION

The Company raised approximately $10.8 million in capital as a result of its initial public offering in February of 1999. On October 12, 1999, $9.0 million of these funds were invested in the Bank to provide capital for operations. Since opening, the Bank has generated $41 million in deposits.

At June 30, 2000, the Bank had originated $13.8 million in loans and holds $24.9 million in investment securities available for sale and purchased $470,000 in stock of the Federal Reserve Bank and the Federal Home Loan Bank, in accordance with their requirements.

RESULTS OF OPERATIONS

Quarters Ended June 30, 2000 and 1999
Interest income generated during the quarter ended June 30, 2000 was the result of investments made in loans, investment securities available for sale, and federal funds sold. Of the total interest income, approximately 55% was due to earnings on investments. The relatively high level of investment securities was the result of deposit inflows exceeding loan demand during the period from the opening of the Bank until June 30, 2000. For the second quarter of 1999, all of the Company's interest income was the result of investing the proceeds of the initial public offering before the Bank commenced operations.

Interest expense of $651,643 for the quarter ended June 30, 2000 was primarily related to interest paid on deposits. In the corresponding quarter of 1999, the Bank had not yet opened for business, and there were no interest-bearing deposits.

The provision for loan losses totaled $22,000 for the quarter ended June 30, 2000. The Bank is providing a reserve for possible loan losses based on the amount of performing and non-performing loans. At June 30, 2000, there were no loans classified as non-performing. At June 30, 1999, the Bank had not opened for business and there were no loans outstanding.

Non-interest income of $10,299 for the quarter ended June 30, 2000 consisted of fees charged by the Bank to loan and deposit customers. In addition, the Bank sold securities available for sale at a loss of $52,107 to provide funds to invest in loans during the second quarter of 2000.

Non-interest expense of $557,757 for the quarter ended June 30, 2000 consisted primarily of occupancy, salary and employee benefits expenses. Since the Bank did not have operations during the second quarter of 1999, these expenses were significantly lower in 1999.

The net loss during the second quarter of 2000 totaled $470,861. During the Bank's first year of operations, and until the Bank increases its loan portfolio and generates lower cost deposits, management expects the losses to continue.

Six Months Ended June 30, 2000 and 1999
Interest income generated during the six months ended June 30, 2000 was the result of investments made in loans, investment securities available for sale, and federal funds sold. Of the total interest income, approximately 64% was due to earnings on investments. The relatively high level of investment securities was the result of deposit inflows exceeding loan demand during the period from the opening of the Bank until June 30, 2000. For the first six months of 1999, all of the Company's interest income was the result of investing the proceeds of the initial public offering before the Bank commenced operations.

Interest expense of $1,204,488 for the six months ended June 30, 2000 was primarily related to interest paid on deposits. In the corresponding period during 1999, the Bank had not yet opened for business, and there were no interest-bearing deposits.

The provision for loan losses totaled $50,500 for the six months June 30, 2000. The Bank is providing a reserve for possible loan losses based on the amount of performing and non-performing loans. At June 30, 2000, there were no loans classified as non-performing. At June 30, 1999, the Bank had not opened for business and there were no loans outstanding.

Non-interest income of $57,843 for the six months ended June 30, 2000 consisted of fees charged by the Bank to loan and deposit customers. In addition, the Bank sold securities available for sale at a loss of $52,107 to provide funds to invest in loans during the second quarter of 2000.

Non-interest expense of $1,093,350 for the quarter ended June 30, 2000 consisted primarily of occupancy, salary and employee benefits expenses. Since the Bank did not have operations during the first six months of 1999, these expenses were significantly lower in 1999.

The net loss during the six months ended June 30, 2000 totaled $869,055. During the Bank's first year of operations, and until the Bank increases its loan portfolio and generates lower cost deposits, management expects the losses to continue.

PART II - OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 26, 2000 the Company held its annual meeting of shareholders during which two members of Class II of the Board of Directors were reelected to terms of three years. The persons listed as nominees in the Company's proxy statement, Mr. William J. Ryan and Mr. Donald W. Ketterhagen, M.D., received a majority of the votes cast in favor of their election.

         There were no other matters submitted to a vote of the security holders during the second quarter of 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits. The following exhibit is filed with this report:

            Exhibit No.       Description
            -----------       -----------

                27            Financial Data Schedule (for SEC use only)


        (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 10, 2000         By: /s/ Richard E. Horne
                                   --------------------------------------------
                                   Richard E. Horne
                                   President and Chief Executive Officer


Dated: August 10, 2000             /s/ Thomas V. Ogletree
                                   --------------------------------------------
                                   Thomas V. Ogletree
                                   Chief Financial Officer
                                   (principal financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT       DESCRIPTION
-------       -----------
27            Financial Data Schedule (for SEC use only)