Form 10QSB
period 2000-09-30
MARINE BANCSHARES INC
filed 2000-11-13
CIK 1047136

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period Ended                    Commission File Number: 333-39203
   September 30, 2000


                            MARINE BANCSHARES, INC.
                            -----------------------
       (Exact name of small business issuer as specified in its charter)


             Florida                                             65-0729764
             -------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


2325 Vanderbilt Beach Road, Naples, Florida                         34109
-------------------------------------------                         -----
 (Address of principal executive offices)                        (Zip Code)


Issuer's telephone number:     (941) 593-6300
                               --------------


                                Not Applicable
                                --------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes [X]                         No [ ]



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common Stock, $.01 Par Value                            1,150,000
----------------------------               ------------------------------------
            Class                          Outstanding as of September 30, 2000


Transitional Small Business Disclosure Format:

                     Yes [ ]                         No [X]




===============================================================================

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

PART 1-FINANCIAL INFORMATION
Item 1.  Financial Statements

                          CONSOLIDATED BALANCE SHEETS

                     MARINE BANCSHARES, INC. AND SUBSIDIARY


                                                                September 30,      December 31,
                                                                    2000               1999
                                                                ------------       ------------
ASSETS                                                           (Unaudited)

Cash and due from banks                                         $  1,526,697       $  1,013,048
Federal funds sold and securities purchased
   under agreements to resell                                     10,006,120          6,153,000
                                                                ------------       ------------
                      TOTAL CASH AND CASH EQUIVALENTS             11,532,817          7,166,048
                                                                ------------       ------------

Securities available for sale                                     24,577,243         29,873,893

Loans                                                             25,667,296          3,337,878
Less:
   Allowance for loan losses                                        (133,000)           (49,500)
                                                                ------------       ------------
                      NET LOANS                                   25,534,296          3,288,378
                                                                ------------       ------------

Restricted securities, Federal Reserve Bank and
   Federal Home Loan Bank stock, at cost                             470,000            270,000

Premises and equipment, net of depreciation                        4,520,722          1,038,716

Accrued interest receivable                                          370,427            270,900

Other assets                                                         219,885            301,386
                                                                ------------       ------------
                                                                $ 67,225,390       $ 42,209,321
                                                                ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
   Non interest-bearing                                         $  1,706,317       $    704,443
   Interest-bearing                                               50,946,849         31,485,726
                                                                ------------       ------------
                                                                  52,653,166         32,190,169

Securities sold under agreements to repurchase                     1,205,796            390,223

Advances from the Federal Home Loan Bank                           4,000,000                 --

Accrued interest payable                                           1,130,006            143,928

Accrued expenses and other liabilities                               142,892            265,298
                                                                ------------       ------------
                      TOTAL LIABILITIES                           59,131,860         32,989,618
                                                                ------------       ------------



Stockholders' Equity (Deficit)
   Preferred stock, par value $.01 per share,
   2,000,000 shares authorized, no shares issued                          --                 --

   Common stock, par value $.01 per share,
      10,000,000 shares authorized,
      1,150,000 issued and outstanding                                11,500             11,500
   Additional paid-in capital                                     10,831,123         10,831,123
   Accumulated deficit                                            (2,695,236)        (1,488,153)
   Accumulated other comprehensive loss                              (53,857)          (134,767)
                                                                ------------       ------------
                      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)         8,093,530          9,219,703
                                                                ------------       ------------
                                                                $ 67,225,390       $ 42,209,321
                                                                ============       ============


See accompanying notes to financial statements

                            MARINE BANCSHARES, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                       Three months ended
                                                          September 30,
                                                   ---------------------------
                                                       2000             1999
                                                   -----------     -----------

Interest income:
     Interest and fees on loans                    $   506,244     $        --
     Interest on securities                            419,624              --
     Interest on federal funds sold                    148,323         121,124
     Interest on reverse repurchase agreement               --              --
     Interest other                                         --             129
                                                   -----------     -----------

Total interest income                                1,074,191         121,253
Interest expense:
     Interest on deposits                              765,313              --
     Interest on repurchase agreements                  15,265              --
     Interest on Federal Home Loan Bank advances        70,914              --
                                                   -----------     -----------
Total Iinterest expense                                851,492              --
                                                   -----------     -----------

Net interest income                                    222,699         121,253

Provision for loan losses                               33,000              --
                                                   -----------     -----------

Net interest income after
     Provision for loan losses                         189,699         121,253

Non-interest income:
     Net realized gain (loss) on sale of
              securities available for sale                 --              --
     Other non-interest income                          11,925             250
                                                   -----------     -----------
Total non-interest income                               11,925             250

Non-interest expense:
     Salaries and benefits                             309,343         138,667
     Occupancy and equipment expense                    87,214          39,210
     Other expense                                     143,093          64,675
                                                   -----------     -----------

Total non-interest expense                             539,650         242,552
                                                   -----------     -----------

Net income (loss)                                     (338,026)       (121,049)
                                                   -----------     -----------

Other comprehensive income (loss)                           --              --
                                                   -----------     -----------

Comprehensive income (loss)                        $  (338,026)    $  (121,049)
                                                   ===========     ===========

Net loss per share                                 $     (0.29)    $     (0.11)
                                                   ===========     ===========

Average shares outstanding                           1,150,000       1,150,000
                                                   ===========     ===========



See accompanying notes to financial statements

                            MARINE BANCSHARES, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                           Nine months ended
                                                             September 30,
                                                      -------------------------
                                                          2000           1999
                                                      -----------     ---------

Interest income:
     Interest and fees on loans                       $   849,934     $      --
     Interest on securities                             1,361,388            --
     Interest on federal funds sold                       336,416       298,487
     Interest on reverse repurchase agreement                  --            --
     Interest other                                            --           401
                                                      -----------     ---------

Total interest income                                   2,547,738       298,888

Interest expense:
     Interest on deposits                               1,882,275            --
     Interest on repurchase agreements                     39,784
     Interest on Federal Home Loan Bank  advances         133,921            --
     Interest other                                            --        10,129
                                                      -----------     ---------
Total Iinterest expense                                 2,055,980        10,129
                                                      -----------     ---------

Net interest income                                       491,758       288,759

Provision for loan losses                                  83,500            --
                                                      -----------     ---------

Net interest income after
     provision for loan losses                            408,258       288,759

Non-interest income:
     Net realized gain (loss) on sale of securities
                available for sale                        (52,107)           --
     Other non-interest income                             69,768           250
                                                      -----------     ---------
Total non-interest income                                  17,661           250

Non-interest expense:
     Salaries and benefits                                803,706       256,876
     Occupancy and equipment expense                      284,002        46,111
     Other expense                                        545,292       131,499
                                                      -----------     ---------

Total non-interest expense                              1,633,000       434,486
                                                      -----------     ---------

Net loss                                               (1,207,081)     (145,477)
                                                      -----------     ---------

Other comprehensive income (loss)                              --            --
                                                      -----------     ---------

Comprehensive income (loss)                           $(1,207,081)    $(145,477)
                                                      ===========     =========

Net loss per share                                    $     (1.05)    $   (0.15)
                                                      ===========     =========

Average shares outstanding                              1,150,000       976,669
                                                      ===========     =========



See accompanying notes to financial statements

                            MARINE BANCSHARES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                  Three months ended
                                                                     September 30,
                                                             ----------------------------
                                                                 2000            1999
                                                             ------------     -----------

Cash flows from operating activities:
     Net (loss)                                              $   (338,026)    $  (121,049)
     Adjustments to reconcile net income loss to net
         cash used in operating activities:
         Depreciation                                              62,022             506
         Net accretion on securities available for sale           (53,399)
         Provision for loan losses                                 33,000              --
         (Increase) Decrease in accrued interest
            receivable and other assets                           (40,516)         (3,710)
         Increase (Decrease) in accrued interest
            payable and other liabilities                         430,249          47,096
                                                             ------------     -----------

     Total adjustments                                            431,356          43,892
                                                             ------------     -----------

Net cash provided by (used in) operating activities                93,330         (77,157)
                                                             ------------     -----------

Cash flow from investing activities:
     Net increase in loans                                    (11,845,318)             --
     Maturity of securities available for sale                    568,343              --
     Purchase of premises and equipment                           (29,287)       (486,419)
                                                             ------------     -----------
Net cash used in investing activities                         (11,306,262)       (486,419)
                                                             ------------     -----------

Cash flow from financing activities:
     Net increase in deposits                                  11,661,292              --
     Increase in customer repurchase agreements                   287,317              --
                                                             ------------     -----------
Net cash provided by financing activities                      11,948,609              --
                                                             ------------     -----------

Increase (Decrease) in cash and cash equivalents                  735,677        (563,576)

Cash and cash equivalents, beginning of period                 10,797,140       9,786,968
                                                             ------------     -----------

Cash and cash equivalents, end of period                     $ 11,532,817     $ 9,223,392
                                                             ============     ===========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                $    421,485     $        --
                                                             ============     ===========



See accompanying notes to financial statements

                            MARINE BANCSHARES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                    Nine months ended
                                                                      September 30,
                                                             -----------------------------
                                                                  2000            1999
                                                             ------------     ------------

Cash flows from operating activities:
     Net (loss)                                              $ (1,207,081)    $   (145,477)
     Adjustments to reconcile net loss)to net
         cash provided by (used in) operating activities:
         Depreciation                                             168,889            2,526
         Net accretion on securities available for sale          (171,097)
         Provision for loan losses                                 83,500               --
         Decrease in deferred
             offering costs                                            --          199,718
         (Increase) Decrease in accrued interest
            and other assets                                      (72,822)         (24,224)
         Increase (Decrease) in accrued interest
            and other liabilities                                 863,672           (2,944)
                                                             ------------     ------------

     Total adjustments                                            872,142          175,076
                                                             ------------     ------------

Net cash provided by (used in) operating activities              (334,939)          29,599
                                                             ------------     ------------

Cash flow from investing activities:
     Net increase in loans                                    (22,329,418)              --
     Sale of securities available for sale                      4,112,653
     Purchase of securities available for sale                 (1,021,024)              --
     Maturity of securities available for sale                  2,311,822               --
     Purchase of premises and equipment                        (3,650,895)        (762,834)
                                                             ------------     ------------
Net cash used in investing activities                         (20,576,862)        (762,834)
                                                             ------------     ------------

Cash flow from financing activities:
     Net proceeds from sale of common stock                            --       10,842,523
     Net increase in deposits                                  20,462,997               --
     Advances from the Federal Home Loan Bank                   4,000,000               --
     Payments on loans payable                                         --         (845,000)
     Increase in customer repurchase agreements                   815,573               --
     Repayment of organizers advances                                  --          (50,000)
                                                             ------------     ------------
Net cash provided by financing activities                      25,278,570        9,947,523
                                                             ------------     ------------

Increase in cash and cash equivalents                           4,366,769        9,214,288

Cash and cash equivalents, beginning of period                  7,166,048            9,104
                                                             ------------     ------------

Cash and cash equivalents, end of period                     $ 11,532,817     $  9,223,392
                                                             ============     ============

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                $  1,069,902     $     94,108
                                                             ============     ============



See accompanying notes to financial statements

                     MARINE BANCSHARES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


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

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the Company's consolidated financial position and results of operations have been made. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere herein.


GENERAL

Marine Bancshares, Inc. (the "Company") was formed in January 1997, and its subsidiary, Marine National Bank of Naples (the "Bank"), began operations on October 12, 1999. The third full quarter of consolidated operations ended September 30, 2000 and is not comparable to the same quarter of 1999 due to the significant change in the operations of the Company represented by the opening of the Bank after that quarter ended.


FINANCIAL CONDITION

The Company raised approximately $10.8 million in capital as a result of its initial public offering in February of 1999. On October 12, 1999, $9.0 million of these funds were invested in the Bank to provide capital for operations. Since opening, the Bank has generated $53 million in deposits.

At September 30, 2000, the Bank had originated $25.7 million in loans and holds $24.6 million in investment securities available for sale and purchased $470,000 in stock of the Federal Reserve Bank and the Federal Home Loan Bank, in accordance with their requirements.


RESULTS OF OPERATIONS

Quarters Ended September 30, 2000 and 1999

Interest income generated during the quarter ended September 30, 2000 was the result of investments made in loans, investment securities available for sale, and federal funds sold. Of the total interest income, approximately 53% was due to earnings on investments and Federal Funds sold. The relatively high level of investment in securities and Federal Funds was the result of deposit inflows exceeding loan demand during the period from the opening of the Bank until September 30, 2000. For the third quarter of 1999, all of the Company's interest income was the result of investing the proceeds of the initial public offering before the Bank commenced operations.

Interest expense of $851,492 for the quarter ended September 30, 2000 was primarily related to interest paid on deposits ($765 thousand) and advances from the Federal Home Loan Bank of Atlanta ($71 thousand). In the corresponding quarter of 1999, the Bank had not yet opened for business, and there were no interest-bearing deposits or advances.

The provision for loan losses totaled $33,000 for the quarter ended September 30, 2000. The Bank is providing a reserve for possible loan losses based on the amount of performing and non-performing loans. At September 30, 2000, there were no loans classified as non-performing. At September 30, 1999, the Bank had not opened for business and there were no loans outstanding and no loan loss reserve.

Non-interest income of $1,925 for the quarter ended September 30, 2000 consisted of fees charged by the Bank to loan and deposit customers.

Non-interest expense of $539,650 for the quarter ended September 30, 2000 consisted primarily of occupancy, salary and employee benefits expenses. Since the Bank did not have facilities, employees or operations during the third quarter of 1999, these expenses were significantly lower in 1999.

The Company's net loss during the third quarter of 2000 totaled $345,476. During the Bank's first year of operations, and until the Bank increases its loan portfolio and generates lower cost deposits, management expects the losses to continue.

Nine Months Ended September 30, 2000 and 1999

Interest income generated during the nine months ended September 30, 2000 was the result of investments made in loans, investment securities available for sale, and federal funds sold. Of the total interest income, approximately 66% was due to earnings on investments and Federal Funds sold. The relatively high level of investment in securities and Federal Funds sold was the result of deposit inflows exceeding loan demand during the period from the opening of the Bank until September 30, 2000. For the first nine months of 1999, all of the Company's interest income was the result of investing the proceeds of the initial public offering before the Bank commenced operations.

Interest expense of $2,046,372 for the nine months ended September 30, 2000 was primarily related to interest paid on deposits. In the corresponding period during 1999, the Bank had not yet opened for business, and there were no interest-bearing deposits.

The provision for loan losses totaled $83,500 for the nine months September 30, 2000. The Bank is providing a reserve for possible loan losses based on the amount of performing and non-performing loans. At September 30, 2000, there were no loans classified as non-performing. At September 30, 1999, the Bank had not opened for business and there were no loans outstanding and no loan loss reserve.

Non-interest income of $69,768 for the nine months ended September 30, 2000 consisted of fees charged by the Bank to loan and deposit customers. In addition, the Bank sold securities available for sale at a loss of $52,107 to provide funds to invest in loans during the second quarter of 2000.

Non-interest expense of $1,633,000 for the nine months ended September 30, 2000 consisted primarily of occupancy, salary and employee benefits expenses. Since the Bank did not have operations during the first nine months of 1999, these expenses were significantly lower in 1999.

The net loss during the nine months ended September 30, 2000 totaled $1,214,531. During the Bank's first year of operations, and until the Bank increases its loan portfolio and generates lower cost deposits, management expects the losses to continue.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the security holders during the third quarter of 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)   Exhibits. The following exhibit is filed with this report:

         Exhibit No.                       Description
         -----------        ------------------------------------------

              27            Financial Data Schedule (for SEC use only)


   (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated: November 13, 2000              By: /s/ Richard E. Horne
                                         --------------------------------------
                                         Richard E. Horne
                                         President and Chief Executive Officer



Dated: November 13, 2000              By: /s/ Thomas V. Ogletree
                                         --------------------------------------
                                          Thomas V. Ogletree
                                          Chief Financial Officer (principal
                                          financial and accounting officer)

                                 EXHIBIT INDEX



EXHIBIT        DESCRIPTION
-------        -----------

  27     Financial Data Schedule
            (for SEC use only)